Form 10-Q
period 1996-03-31
BERKSHIRE REALTY CO INC /DE
filed 1996-05-10
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended        March 31, 1996


                                       OR

            TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 to



  Commission file number    1-10660


                         Berkshire Realty Company, Inc.


              Delaware                                      04-3086485
  (State or other jurisdiction of                        (IRS employer
  incorporation or organization)                         identification no.)

  470 Atlantic Avenue, Boston, Massachusetts                02210
  (Address of principal executive offices)                  (Zip Code)


                                 (617) 423-2233
              (Registrant's telephone number, including area code)


  Indicate  by check  mark whether  the registrant  (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No

                                    PART I.  FINANCIAL INFORMATION

            Item 1.  FINANCIAL STATEMENTS

                                      CONSOLIDATED BALANCE SHEETS


                                                ASSETS
                                                                  March 31,   December 31,
                                                                    1996         1995
                                                                 (Unaudited)
            Real estate assets: (Note 3)
               Multi-family apartment complexes, net of
                  accumulated depreciation                       $321,656,550   $324,752,425
               Retail centers, net of accumulated depreciation     59,067,459     59,708,271
               Investments in unconsolidated joint ventures
                  (Note 4)                                         41,726,157     41,689,843
               Mortgage loans and other loans receivable,
                  net of purchase discounts (Note 5)               20,083,620     19,964,524
               Land and construction in progress                    5,368,143      3,744,124

                  Total real estate assets                        447,901,929    449,859,187

            Cash and cash equivalents                               7,087,118     11,142,710
            Mortgage-backed securities, net ("MBS") (Note 6)       10,948,895     11,576,326
            Escrows                                                 3,526,173      3,872,826
            Deferred charges and other assets                      11,242,260     10,517,138
            Goodwill (Note 2)                                      13,243,557          -

                     Total assets                                $493,949,932   $486,968,187

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
            Liabilities:
               Credit agreements (Note 7)                        $ 95,140,000   $ 95,140,000
               Mortgage notes payable                             104,946,934    105,200,620
               Repurchase agreements (Note 7)                      10,950,000     10,950,000
               Tenant security deposits, prepaid rents
                  and escrows held                                  2,055,018      2,043,792
               Accrued real estate taxes, insurance and
                  other liabilities                                 7,701,622      7,845,744

                     Total liabilities                            220,793,574    221,180,156

            Minority Interest in Operating Partnership (Note 2)    17,887,419      5,000,414

            Commitments and Contingencies (Note 8)

            Shareholders' equity:
               Preferred stock, $0.01 par value; 60,000,000
                  shares authorized, none issued                                      -
               Common stock ("Shares"), $0.01 par value;
                  140,000,000 Shares authorized and
                  25,898,950 and 25,898,426 Shares issued,
                  respectively                                        258,994        258,994
               Additional paid-in capital                         256,753,020    262,271,698
               Retained earnings
               Less common stock in treasury at cost
                  (506,497 Shares)                                 (1,743,075)    (1,743,075)

                  Total shareholders' equity                      255,268,939    260,787,617

                  Total liabilities and shareholders' equity     $493,949,932   $486,968,187

                             The accompanying notes are an integral
                               part of the financial statements.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the Three Months
                                                                  Ended March 31,
                                                                1996           1995
                                                            (Unaudited)    (Unaudited)

            Revenue:
               Rental                                       $19,365,109    $17,396,615
               Interest from mortgage loans (Note 5)            584,797        372,642
               Joint venture net income (Note 4)                426,754        414,250
               Interest income from MBS                         261,536        302,854
               Other interest income                            217,759        139,692

                     Total revenue                          $20,855,955     18,626,053

            Expenses:
               Property operating (including reimbursements
                  to affiliates of $402,535 and $203,918,
                  respectively)                               4,694,077      4,281,179
               Repairs and maintenance                        1,339,042      1,125,742
               Real estate taxes                              2,233,186      1,909,017
               Property management fees to an
                  affiliate                                     890,354        844,682
               Depreciation and amortization                  6,257,309      5,256,472
               General and administrative (including fees
                  and reimbursements to affiliates of
                  $64,776 and $168,082, respectively)
                  (Note 2)                                      527,903        291,599
               Interest (Note 6)                              4,194,846      3,761,398
               Corporate taxes                                   81,000           -
               Professional fees                                 44,442        178,602
               Asset management fees to an
                  affiliate (Note 2)                            392,636        355,898

                     Total expenses                          20,654,795     18,004,589

            Income from operations                              201,160        621,464

            Gains on sales of properties and payoff
                of mortgage loans                                  -         5,190,117

            Income before minority interest                     201,160      5,811,581

            Minority interest                                    (7,375)          -

            Net income                                      $   193,785    $ 5,811,581

            Net income per weighted average Share           $       .01    $       .23

            Weighted average Shares                          25,392,952     25,392,273

                                The accompanying notes are an integral
                                   part of the financial statements.

                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               For the Three Months Ended March 31, 1996

                           Common      Additional                  Treasury
                           Stock        Paid-in       Retained      Stock
                           at Par       Capital       Earnings     at Cost         Total

            Balance,
            December 31,
            1995           $258,994   $262,271,698   $     -     $(1,743,075)  $260,787,617

            Net income                                193,785                       193,785
            Proceeds from
            the exercise of
            stock warrants                     968                                      968

            Dividends                   (5,519,646)  (193,785)                   (5,713,431)

            Balance,
            March 31,
            1996           $258,994   $256,753,020   $    -      $(1,743,075)  $255,268,939

                                    The accompanying notes are an integral
                                      part of the financial statements.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Three Months
                                                                      Ended March 31,
                                                                      1996           1995
                                                                 (Unaudited)    (Unaudited)
            Operating activities:
               Net income                                        $   193,785    $ 5,811,581
               Adjustments to reconcile net income to net cash
                  provided by operating activities:
                     Depreciation                                  6,146,019      5,256,472
                     Amortization of goodwill                        111,290           -
                     Joint venture net income                       (426,754)      (414,250)
                     Distributions received from joint ventures      390,440        493,486
                     Gains on sales of properties and
                        payoff of mortgage loans                        -        (5,190,117)
                     Discount amortization                          (191,143)      (158,093)
                     Amortization of deferred financing costs        176,728           -
                     Increase in operating escrows and other
                       assets                                       (351,643)    (1,228,568)
                     Decrease in accrued real estate taxes,
                        insurance and other liabilities             (144,133)      (735,008)
                     Increase (decrease) in tenant security
                        deposits prepaid rents and escrows held       11,226       (165,790)
                     Minority interest in operating partnership        7,375           -

                           Net cash provided by operating
                             activities                            5,923,190      3,669,713

            Investing activities:
               Proceeds from sale of properties                         -        15,463,847
               Recurring capital expenditures                       (645,186)      (404,298)
               Rehabilitation and non-recurring capital           (1,760,533)    (1,551,336)
               Proceeds from the payoff of mortgage loans               -         6,596,112
               Construction in progress                           (1,624,019)    (6,062,350)
               Principal collections on MBS                          634,007        378,779
               Principal collections on mortgage loans                65,471         42,886
               Cost to acquire advisory services business           (354,847)          -

                           Net cash (used for) provided by
                             investing activities                 (3,685,107)    14,463,640

            Financing activities:
               Payment of financing costs                           (207,156)      (129,886)
               Payment on repurchase agreement                          -          (500,000)
               Proceeds from credit agreement                           -         3,000,000
               Principal payments on mortgage notes payable         (253,686)      (182,803)
               Proceeds from the exercise of stock warrants              968          5,633
               Dividends                                          (5,713,431)    (5,459,397)
               Distribution to minority interest                    (120,370)          -

                           Net cash used for financing
                             activities                           (6,293,675)    (3,266,453)

            Net (decrease) increase in cash and cash
              equivalents                                         (4,055,592)    14,866,900

            Cash and cash equivalents, beginning of period        11,142,710     10,492,330

            Cash and cash equivalents, end of period             $ 7,087,118    $25,359,230

            Supplemental cash flow disclosure:
               Cash paid for interest during period              $ 3,909,886    $ 3,668,911
               Interest capitalized during period                $    56,694    $   259,658

            Supplemental disclosure of non-cash investing
              activities:

               Advisory Services Business contributed by
                 minority interest                               $13,000,000    $      -

 The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.      Significant Accounting Policies

          These financial statements reflect the consolidated financial position, results of operations, changes in shareholders' equity and cash flows of the Company, its subsidiaries and the Operating
          Partnership (collectively the "Company") using historical cost of assets, liabilities and results of operations.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Company.

          In the opinion of the management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995.

          The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.      Acquisition of Advisory Services Business

          On February 28, 1996, the Board of Directors, acting on the recommendation of a Special Committee comprised of the Independent Directors, approved the acquisition via contribution of the advisory and development services business ("Advisor Transaction") of The Berkshire Companies Limited Partnership in exchange for 1,300,000 newly issued Units of the Operating Partnership.

          Additional Units, up to a total $7.2 million in value, may be issued to the contributor during a six-year period if certain Share price benchmarks are achieved. The benchmarks are achieved if the share price is equal to or greater than the benchmarks for any fifteen days during any twenty consecutive trading days. There are six Share price benchmarks beginning at $11.00 and increasing every $1.00 up to a maximum of $16.00. Upon satisfaction of each benchmark, the contributor will receive Units equal to $1.2 million based on the benchmark price.

          The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a "self-administered" REIT. The Company began incurring general and administrative expenses for its acquired management staff including salaries, benefits, and other overhead expenses. The Company will outsource with affiliated companies of certain directors and officers for certain administrative services such as shareholder relations, computer systems and support, and human resources. Property management services will continue to be performed by Berkshire Property Management, an affiliated company of certain directors and officers.

          The Advisor Transaction was accounted for under the purchase method. The value of the transaction was based on 1,300,000 units at a share price of $10, or $13,000,000 which was recorded as goodwill and is being amortized on a straight-line method over a 10-year period. Also, legal fees and professional services expenses associated with the Advisor Transaction have been capitalized and will be amortized over the same 10-year period.

          In addition to the restructuring to a "self-administered" REIT, the Committee of Independent Directors also approved the acquisition via contribution of The Point Apartments, a 1,119-unit high-rise apartment property located in Silver Springs, MD, an asset majority-owned by certain Directors and Officers of the REIT. It is expected that in May 1996 the Company will accept the contribution of the property in exchange for 1.6 million of Operating Partnership Units to be issued over three years and the assumption of $36 million of non-recourse indebtedness of the property. The debt has a fixed rate of 7 5/8% and matures in 2029. Under the contribution agreement, the Company may not sell The Point Apartments for a period of five years following the closing date.

  3.      Multi-Family and Retail Property

          As of March 31, 1996, the Company had investments in 35 properties in 10 states consisting of 28 apartment communities having in the aggregate 9,434 units and 7 retail centers with a total of 1,673,469 square feet of leasable space. Two retail centers are owned through joint venture investments.

          The following summarizes the carrying value of the Company's multi-family apartment complexes and retail centers, (in thousands):

                                                             March 31,     December 31,
                                                               1996            1995

                  Land                                       $ 67,960        $ 67,976
                  Buildings and improvements                  338,126         337,790
                  Appliances, carpeting and equipment          58,422          56,336

                  Total multi-family and retail property      464,508         462,102
                  Accumulated deprecation                     (83,784)        (77,641)

                                                             $380,724        $384,461

          The Company is progressing with the construction of Huntington Chase II, a 72-unit development project adjacent to an existing property owned by the Company in Norcross, Georgia. The project is expected to be completed in the third quarter of 1996 and will cost approximately $4.7 million. As of March 31, 1996 the project has incurred $1,809,000 of construction costs.

          The Company began construction of a 96-unit development project located in Mauldin, South Carolina in the first quarter of 1996. The project is expected to cost approximately $6.6 million when completed. As of March 31, 1996, the project has incurred $360,000 of construction costs.

          The Company also owns two parcels  of land located in Durham,  North
          Carolina   and  Dallas,   Texas.     Development  plans   are  under
          consideration for these two sites.

  4.      Investments in Unconsolidated Joint Ventures

          The Company holds a 50% interest in the Brookwood Village Joint Venture and a 50.1% interest in Spring Valley Partnership. Condensed combined financial statements for the Joint Ventures are as follows:

                                   Condensed Combined Balance Sheets

                                                ASSETS

                                                               March 31,    December 31,
                                                                  1996          1995

               Property at cost                              $109,191,987   $108,888,115
               Less accumulated depreciation                  (28,206,737)   (27,248,453)

                                                               80,985,250     81,639,662
               Other assets                                     2,822,332      2,034,197

                  Total assets                               $ 83,807,582   $ 83,673,859


                                   LIABILITIES AND PARTNERS' EQUITY


               Liabilities                                   $    328,786   $    267,707
               Partners' equity:
                 The Company                                   41,726,157     41,689,843
                 Joint venture partner                         41,752,639     41,716,309

                  Total partners' equity                       83,478,796     83,406,152

                  Total liabilities and partners' equity     $ 83,807,582   $ 83,673,859

                              Condensed Combined Statements of Operations


                                                                For the Three Months
                                                                  Ended March 31,
                                                                 1996           1995

               Revenues                                      $ 3,404,269    $ 3,152,377
               Property operating expenses                    (1,593,340)    (1,381,353)
               Depreciation                                     (958,283)      (943,420)

                  Net income                                 $   852,646    $   827,604

               Allocation of net income:
                 The Company                                 $   426,754    $   414,250
                 Joint venture partner                           425,892        413,354

                                                             $   852,646    $   827,604

  5.  Mortgage Loans

      As of March 31, 1996, the Company held three mortgage loans and a promissory note with a total aggregate principal balance of approximately $21,141,000. The three mortgage loans consist of two mortgages collateralized by a 397-unit apartment complex in Miami, Florida and a mortgage collateralized by a 120-unit apartment complex in Palm Bay, Florida.

  6.  MBS
      At March 31, 1996, the Company's MBS portfolio had an approximate market value of $11,668,000 and gross unrealized gains of $719,000 with maturity dates ranging from 2008 to 2021. At December 31, 1995, the Company's MBS portfolio had a market value of $12,372,000 and gross unrealized gains of $796,000. The Company does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

  7.  Debt Agreements

      At March 31, 1996, the Company had in place two lines of credit to provide for future development, acquisitions and general business obligations. The Company also had in effect a Repurchase Agreement to provide for short-term borrowings.

     The following summarizes the Company's borrowings on the Master Credit Facility with the Federal National Mortgage Association as of March 31, 1996:

                                                Contract  Contract
                                                 Start       End     Interest
                                                  Date     Date        Rate     Amount


               Credit Facility - Revolver       03/01/96  06/01/96(a)6 .00%     $ 8,140,000
               Credit Facility - Fixed          11/22/95  11/20/05   6.997%      50,000,000
                                                                                $58,140,000

     The  following  summarizes  the   Company's  borrowings  on   the  Credit
     Agreement with the Bank of Boston and NationsBank as of April 4, 1996:

                                                Contract  Contract
                                                  Start      End     Interest
                                                  Date     Date(a)     Rate     Amount

               Credit Agreement                 02/20/96  05/20/96   7.00%      $20,000,000
               Credit Agreement                 04/04/96  05/04/96(b)7.1875%     17,000,000
                                                                                $37,000,000

     The  following summarizes  the  Company's  borrowings on  the  Repurchase
     Agreement with CS First Boston as of March 31, 1996:


                                                Contract  Contract
                                                  Start     End     Interest
                                                  Date     Date(a)     Rate     Amount

               Repurchase                       12/21/95  06/21/96   5.69%      $10,950,000

      (a)      On  the  Contract   End  Date,  borrowings   outstanding  under
               revolvers are  repriced at the then current interest rates.

      (b) Subsequent to March 31 1996, the Company renewed the balance at an interest rate of 7.25%.

      The Credit Agreements require the Company to maintain certain debt service coverage ratios, liquidity and collateral coverages as further defined in the Credit Agreements, all of which were met on March 31,1996.

      In 1995 the Company entered into a five-year interest rate swap contract with a bank as counterparty. Under the swap arrangement, the Company will pay 6.06% on a $40 million notional amount and will receive LIBOR (based on 90 day contracts). The swap arrangement is intended to protect the Company from significant interest rate exposure on its anticipated revolving facilities. The current swap amount will cover floating rate debt under revolvers in the near term. The Company will continually reassess its rate exposure relative to debt levels and will execute additional interest rate protection as circumstances dictate.

  8.  Stock Option Plan

      The Company has adopted, subject to shareholder approval, the 1996 Stock Option Plan. Approved on May 2, 1996, the 1996 Plan provides for grants to non-employed directors and discretionary awards of stock options to key employees and consultants of the Company. Awards will be administered by the Compensation Committee which is comprised of two independent directors appointed by the Board of Directors. The purpose of the plan is to stimulate efforts of key employees and consultants on behalf of the Company and to attract and retain the best available personnel for service as directors. There are 1,500,000 shares of common stock authorized for non-qualified and incentive stock option grants under the 1996 Plan. The plan will continue in effect until all shares of stock available have been acquired or for a term of five years from its effective date whichever is earlier.

  9.  Impairment of Long-Lives Assets

      Effective 1996, the Company adopted Financial Accounting Standard 121, "Accounting for the Impairment of Long-Lived Assets". The Company does not expect the impact to have a material effect on the financial condition or results of operations.

      The investments in properties are carried at cost less accumulated depreciation unless the Company believes there is a permanent impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the Company does not believe that any assets of the Company are impaired.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview:

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

      On February 28, 1996, the Board of Directors, acting on the recommendation of a Special Committee comprised of the Independent Directors, approved the acquisition via contribution of the advisory and development services business ("Advisor Transaction") of The Berkshire Companies Limited Partnership in exchange for 1,300,000 newly issued Units of the Operating Partnership.

      Additional Units, up to a total $7.2 million in value, may be issued to the contributor during a six-year period if certain Share price benchmarks are achieved (see Notes to Consolidated financial statements for details).

      The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a "self-administered" REIT. The Company began incurring general and administrative expenses for its acquired management staff including salaries, benefits, and other overhead expenses. The Company will outsource with affiliated companies of certain directors and officers for certain administrative services such as shareholder relations, computer systems and support, and human resources. Property management services will continue to be performed by Berkshire Property Management, an affiliated company of certain directors and officers.

      The Advisor Transaction was accounted for under the purchase method. The value of the transaction was based on 1,300,000 units at a share price of $10, or $13,000,000 which is being recorded as goodwill and being amortized on a straight-line method over a 10-year period. Also, legal fees and professional services expenses associated with the Advisor Transaction will be amortized over the same 10-year period.

      In addition to the restructuring to a "self-administered" REIT, the Committee of Independent Directors also approved the acquisition via contribution of The Point Apartments, a 1,119-unit high-rise apartment property located in Silver Springs, MD, an asset majority-owned by certain Directors and Officers of the REIT. It is expected that in May 1996 the Company will accept the contribution of the property in exchange for 1.6 million of Operating Partnership Units to be issued over three years and the assumption of $36 million of non-resource indebtedness of the property. The debt has a fixed rate of 7 5/8% and self-amortizes with the last payment in 2029. The property, which was built in 1969, is currently undergoing an extensive $15 million rehabilitation. Approximately $11 million of the rehab will be funded by the Company.

      The Company has negotiated an agreement to acquire six properties from unaffiliated sellers for a combination of cash and units of the Operating Partnership. The properties are located in the Dallas/Fort Worth area and include 1,758 apartment units. The acquisition price for five of the properties is approximately $39 million. Consideration to the seller for their equity in the assets will be approximately $7.4 million in cash and approximately $5.4 million in value of Operating Partnership Units. The remainder of the acquisition price will be financed with new or assumed indebtedness. A sixth property will be purchased separately for cash of approximately $8.7 million. The Company expects these transactions to close in the second and third quarters of 1996.

  Results of Operations:

      The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and constant properties. The following analysis compares the results of operations for the three months ended March 31, 1996 and 1995.

      Net Income decreased by $5.6 million primarily as a result of a $4.4 gain on the sale of three multi-family properties or 536 apartment units in the first quarter of 1995.

      Rental Income increased $1.9 million or 11%. Overall, the increase is partially the result of higher weighted average apartment units owned in 1996. The weighted average number of units increased by 232, from 9,202 units in 1995 to 9,434 in 1996. The remainder of the increase was due to an 8% increase in revenues caused by rental rate increases and improved occupancies at the constant apartment communities.

      Interest from mortgage loans increased $212,155 primarily due to higher loan balances in the first quarter of 1996. In the first quarter of 1995, average loan balances were $8 million compared to $21.1 million in the first quarter of 1996.

      Other interest income increased $78,067 due to a $2.6 million promissory note the Company received in conjunction with the sale of Woodland Landing Apartments in the second quarter of 1995. The note requires monthly interest payments at a rate of 10%.

      Property operating expenses increased $412,898. Overall, the increase was partially the result of higher weighted average units in the first quarter of 1996. Also, in the first quarter of 1995, the Company recognized a one-time insurance savings pertaining to prior years.

      Repairs and maintenance increased $213,300 due to an overall increase in maintenance work being performed at the multi-family properties. This work included landscaping and interior painting.

      Real estate taxes increased $324,169 due to higher property values which is partially the result of extensive capital renovations and developments being completed in 1994 and 1995.

      Asset management fees increased in 1996 as a result of an increased asset base. However, effective March 1, 1996, in conjunction with the Advisor Transaction, the Company assumed the Agreement, thereby eliminating all Advisory fees.

      Depreciation and amortization increased 19% due to a higher property asset base in 1996.

      General and administrative expenses increased $298,304 due to expected new costs incurred by the Company as a result of becoming self-administered on March 1, 1996. These costs include employee salaries along with various administrative and office related expenses.

      Corporate taxes increased by $81,000 in 1996 due to a one-time reduction
  in the first quarter of 1995 for taxes pertaining to 1994.   Corporate taxes
  are expected to remain stable for 1996.

      Professional fees decreased $134,160 in 1996 due to reduced legal costs along with a $78,000 one-time cost incurred in 1995 for appraisal work at several properties.

      Interest expense increased $433,448 due to higher average borrowings under the Credit Agreements and permanent financings. The following table summarizes the weighted average debt and interest expense for the quarters ended March 31, 1996 and 1995:

                                                               1996          1995
                     Weighted average debt outstanding
                        Fixed Rate                            155,113       88,217
                        Variable rate                          56,090       90,650
                           Total                              211,203      178,867

                     Weighted average interest rates
                        Fixed rate                            7.63%        8.28%
                        Variable rate                         6.87%        8.14%

      Gain on sales of properties and payoff of mortgage loans in 1995 were due to a $4.4 million gain on the sales of three apartment complexes consisting of 536 units. The remainder of the gain in 1995 was the result of the payoff of two mortgages that the Company had previously purchased at a discount.

  Funds from Operations:

      Industry analysts generally consider Funds from Operations (FFO) to be an appropriate measure of the performance of an equity REIT. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with the net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT), and is defined as net income
  (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is calculated for the periods presented as follows (dollars in thousands):

                                                            Three Months ended March 31,
                                                              1996                1995
                                                               (Dollars in thousands)

                  Net income                               $      194         $    5,812
                  Depreciation (considers joint ventures
                    and minority interest)                      6,373              5,728
                  Amortization of goodwill                        111                -
                  Gains of sale of investments and
                    payoff of mortgage loans receivable           -               (5,190)

                  Funds from operations                    $    6,678         $    6,350

                  Weighted average shares outstanding      25,392,952         25,392,273

      FFO from period to period is impacted by acquisition and disposition activity within the portfolio. Comparisons will be made as to constant properties, communities sold and acquired during the periods as well as development activities so as to explain the changes in the Company's Funds from Operations.

                                                              Three Months March 31,
                                                             1996                1995
                                                              (Dollars in thousands)

            Funds from Operations from:
               Constant apartment communities (a)      $    6,140             $    5,911
               Constant retail properties                   2,258                  2,297
               Other  real estate
                 assets (b)                                 3,299                  2,286
            Interest income                                   479                    443
            Interest expense                               (4,195)                (3,761)
            General and administrative expenses              (654)                  (470)
            Minority interest                                (256)                   -
            Asset management fees                            (393)                  (356)

               Funds from operations                   $    6,678             $    6,350

            Weighted average shares                    25,392,952             25,392,273

  (a) Represents apartment properties which are fully stabilized for comparative purposes for the two most recent years.

  (b) Represents other multi-family real estate assets which were not fully stabilized for comparative purposes. Properties are not considered fully stabilized due to purchase, sale, development or rehabilitation during the periods presented.

  Constant Apartment Communities

      FFO increased  4% in 1996  over the  same period in  1995.   Rental rate
  increases and higher occupancies increased revenues by 8% or $900,000. Weighted average occupancies were 96% in 1996 compared to 91% in 1995.

  Other Real Estate Assets

      FFO increased 46% in 1996 primarily as a result of the completion of two developments totalling 384 apartment units in the fourth quarter of 1995 which generated additional FFO of $649,000 in the first quarter of 1996. Also, 1995 apartment acquisitions, net of 1995 apartment dispositions, contributed additional FFO of $130,000 in 1995. In 1995, the Company acquired 1,382 apartment units while disposing of 1,717 apartment units.

      FFO from mortgage loans receivable increased due to higher loan balances in the first quarter of 1996.

  Other Income and Expenses

      Interest income increased 56% due to a $2.6 million promissory note the Company received in conjunction with the sale of Woodland Landing
  Apartments in the second quarter of 1995. The note requires monthly interest payments at a rate of 10%.

      Interest expense increased 12% due to higher average borrowings as described previously in the Results of Operations.

      General and administrative expenses increased due to expected new costs incurred by the Company as a result of becoming self-administered on March 1, 1996. These costs include employee salaries along with various administrative and office related expenses.

      Asset management fees increased in 1996 as a result of an increased asset base. However, effective March 1, 1996, in conjunction with the Advisor Transaction, the Company assumed the Agreement, thereby eliminating all Advisory fees.

  Liquidity and Capital Resources:

      Historically, operations, debt financing and sales of assets have been the sources of capital employed by the Company. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing and proceeds from asset sales has been used to finance acquisitions, development, and rehabilitation of apartment communities.

      The Company's policy is to pay dividends to investors as a percentage of Funds from Operations ("FFO"). For the past three years, the Company has paid between 85% and 88% of FFO in dividends, retaining the rest for recurring capital expenditures and working capital. The Company expects to increase both FFO and dividends in the future but will strive to gradually reduce the payout ratio so as to utilize some internally generated funds for growth. On May 2, 1996 the Board approved a dividend of $.225 per share payable on August 15, 1996 to the shareholders of record on August 1, 1996. Dividends paid were .215 in the first quarter of 1995 and .225 in the first quarter of 1996.

      The Company has a policy to maintain leverage at or below 50% of reasonably estimated fair value of assets. By employing moderate leverage ratios, the Company can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders. Debt as a percentage of fair value of real estate assets as estimated by management was approximately 42% at March 31, 1996.

      In 1995 the Company successfully completed the restructuring of its balance sheet from mostly variable short-term debt to fixed rate long-term debt and has taken advantage of very favorable interest rates over the past several years. With regard to the variable rate debt, the Company entered into a five year fixed interest rate swap agreement in 1995 with a bank for a $40 million notional contract, thereby fixing variable rate exposure on that amount at 6.06%. The swap arrangement is intended to protect the Company from significant interest rate exposure on its anticipated borrowing levels under revolvers in the near term. The Company will continually reassess its rate exposure relative to debt levels and will execute additional interest rate protection as circumstances dictate.

      The Company conservatively manages both interest rate risk and maturity risk. Through the use of the swap, the Company has hedged interest rate risk on approximately 72% of its variable rate debt as of March 31, 1996 and has only 8% of total indebtedness as unhedged variable rate debt.

      The Company has adequate sources of liquidity to meet its current cash flow requirements including dividends, capital improvements as well as planned acquisitions.

  Business Conditions/Risks:

      The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's stabilized communities, physical occupancy was 96% in the first quarter of 1996 which is at or above current market occupancies. In addition, the Company continues to maintain competitive rental rates. The Company's management team achieves this by superior service combined with well-maintained assets which sets the Company apart from its competition. Through this management effort, the Company expects to realize solid performances from the real estate assets and to continue its favorable rental conditions, however, no assurances can be made in this regard.

      The Company's real estate investments are subject to some seasonal fluctuations resulting from changes in utility consumption and seasonal maintenance expenditures. Future performance of the Company may be impacted by unpredictable factors which include general and local economic and real estate market conditions, variable interest rates, environmental concerns, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Company's operations, and no adverse effects are anticipated in the future.

      The Company is involved in legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




  Item 1.      Legal Proceedings
               Response:  None

  Item 2.      Change in Securities
               Response:  None

  Item 3.      Defaults upon Senior Securities
               Response:  None

  Item 4.      Submission of Matters to a Vote of Security Holders
               Response:  None

  Item 5.      Other Information
               Response:  None

  Item 6.      Exhibits and Reports on Form 8-K
               Response:  None

                                    SIGNATURE






  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Berkshire Realty Company, Inc.
                           (Registrant)


                            BY:              /s/Marianne Pritchard
                                             Marianne  Pritchard, Senior  Vice
                                             President  and   Chief  Financial
                                             Officer   of   Berkshire   Realty
                                             Company, Inc.




  DATE: May 4, 1996