Form 10-Q
period 1996-06-30
BERKSHIRE REALTY CO INC /DE
filed 1996-08-14
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)   OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                   June 30, 1996
                                       OR

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

                                    PART I.  FINANCIAL INFORMATION

            Item 1.  FINANCIAL STATEMENTS

                            BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS


                                                ASSETS

                                                                  June 30,    December 31,
                                                                    1996         1995
                                                                 (Unaudited)
            Real estate assets: (Note 3)
               Multi-family apartment complexes, net of
                  accumulated depreciation                       $412,431,447   $324,752,425
               Retail centers, net of accumulated depreciation     58,491,690     59,708,271
               Investments in unconsolidated joint ventures



                  (Note 4)                                         41,043,637     41,689,843
               Mortgage loans and other loans receivable,
                  net of purchase discounts (Note 5)               12,790,158     19,964,524
               Land and construction in progress                   10,553,531      3,744,124

                  Total real estate assets                        535,310,463    449,859,187

            Cash and cash equivalents                               9,311,219     11,142,710
            Mortgage-backed securities, net ("MBS") (Note 6)       10,033,424     11,576,326
            Escrows                                                11,366,777      3,872,826
            Deferred charges and other assets                      11,587,913     10,517,138
            Goodwill (Note 2)                                      12,999,423          -

                     Total assets                                $590,609,219   $486,968,187

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
            Liabilities:
               Credit agreements (Note 7)                        $135,110,000   $ 95,140,000
               Mortgage notes payable (Note 3)                    145,953,603    105,200,620
               Repurchase agreements (Note 7)                       9,700,000     10,950,000
               Tenant security deposits, prepaid rents
                  and escrows held                                  2,569,203      2,043,792
               Accrued real estate taxes, insurance and
                  other liabilities                                10,055,525      7,845,744

                     Total liabilities                            303,388,331    221,180,156

            Minority Interest in Operating Partnership (Note 2)    38,134,997      5,000,414

            Commitments and Contingencies (Note 8)

            Shareholders' equity:
               Preferred stock, $0.01 par value; 60,000,000
                  shares authorized, none issued                       -              -
               Common stock ("Shares"), $0.01 par value;
                  140,000,000 Shares authorized and
                  25,899,487 and 25,899,449 Shares issued,
                  respectively                                        258,995        258,994
               Additional paid-in capital                         250,846,249    262,271,698
               Retained earnings (deficit)                           (276,278)         -
               Less common stock in treasury at cost
                  (506,497 Shares)                                 (1,743,075)    (1,743,075)

                  Total shareholders' equity                      249,085,891    260,787,617

                  Total liabilities and shareholders' equity     $590,609,219   $486,968,187

          Revenue:
           Rental                           $21,230,613 $16,989,564    $40,595,722  $34,386,179
           Interest from mortgage
             loans (Note 5)                     459,974     560,312      1,044,771      932,954
           Joint venture net income



             (Note 4)                           230,879     388,628        657,633      802,878
           Interest income from MBS             241,721     296,118        503,257      598,972
           Other interest income                228,344     326,524        446,103      466,216

              Total revenue                  22,391,531  18,561,146     43,247,486   37,187,199

          Expenses:
           Property operating (including
             reimbursements to affiliates
             of $371,632, $420,544,
             $774,167 and $624,472
             respectively)                    4,946,932   4,572,711      9,641,009    8,853,890
           Repairs and maintenance            1,625,657   1,221,936      2,964,699    2,347,678
           Real estate taxes                  2,082,528   1,780,970      4,315,714    3,689,987
           Property management fees to an
             affiliate                        1,062,123     845,793      1,952,477    1,690,475
           Depreciation and amortization      7,176,732   5,165,616     13,434,041   10,422,088
           General and administrative
             (including fees and reim-
             bursements to affiliates of
             $251,953, $187,910, $316,729
             and $355,992 respectively)
             (Note 2)                         1,107,411     159,711      1,635,314      451,315
           Interest (Note 7)                  4,722,601   3,808,992      8,917,447    7,570,390
           Corporate taxes                       92,781    (145,002)       173,781     (145,007)
           Professional fees                     72,150      49,646        116,592      228,248
           Asset management fees to an
             affiliate (Note 2)                   -         408,252        392,636      764,150

              Total expenses                 22,888,915  17,868,625     43,543,710   35,873,214

          Income (loss) from operations       (497,384)      692,521      (296,224)   1,313,985

          Gains on sales of
           properties and payoff of
           mortgage loans                         -         4,147,174        -         9,337,291

          Income (loss) before non-
           recurring charges, minority
           interest and extraordinary item     (497,384)    4,839,695     (296,224)   10,651,276

          Non-recurring charges                   -        (1,727,768)       -        (1,727,768)

          Minority interest                      27,321       (60,265)      19,946    (60,265)

          Net income (loss) before
           extraordinary item                  (470,063)    3,051,662     (276,278)    8,863,243

                                      The accompanying notes are an
                                integral part of the financial statements.

                                               For the Three Months        For the Six Months
                                                  Ended June 30,             Ended June 30,
                                                1996          1995        1996          1995
                                            (Unaudited)

          Costs associated with the
           refinancing of debt                    -          (253,500)       -             (253,500)

          Net income (loss)                 $  (470,063)  $ 2,798,162  $  (276,278)  $ 8,609,743

          Per share:

           Income (loss) before
             extraordinary item             $      (.02)  $       .12  $      (.01)  $       .35

           Net income (loss)                $      (.02)  $       .11  $      (.01)  $       .34

           Weighted average Shares           25,392,962    25,391,426   25,392,957    25,392,380


                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                                 EQUITY

                                  For the Six Months Ended June 30, 1996

                           Common      Additional     Retained     Treasury
                           Stock        Paid-in       Earnings/     Stock
                           at Par       Capital       (Deficit)    at Cost         Total

          Balance,
          December 31,
          1995             $258,994   $262,271,698   $   -       $(1,743,075)  $260,787,617

          Net loss            -              -        (276,278)        -           (276,278)

          Proceeds from
          the exercise of
          stock warrants        1            1,415       -             -              1,416

          Dividends           -        (11,426,864)      -             -        (11,426,864)

          Balance,
          June 30,
          1996             $258,995   $250,846,249   $(276,278)  $(1,743,075)  $249,085,891

                                      The accompanying notes are an
                                integral part of the financial statements.



                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Six Months
                                                                      Ended June 30,
                                                                     1996           1995
                                                                 (Unaudited)    (Unaudited)
            Operating activities:
               Net income                                        $  (276,278)   $ 8,609,743
               Adjustments to reconcile net income to net cash
                  provided by operating activities:
                     Depreciation                                 12,985,785     10,422,088
                     Amortization of goodwill                        448,256          -
                     Joint venture net income                       (657,633)      (802,878)
                     Distributions received from joint ventures    1,303,839      1,296,678

                     Gains on sales of properties and
                        payoff of mortgage loans                       -         (9,337,291)
                     Discount amortization                          (312,691)      (306,307)
                     Amortization of deferred financing costs        476,700        718,661
                     Increase in operating escrows and other
                       assets                                     (3,138,717)      (631,850)
                     Decrease in accrued real estate taxes,
                        insurance and other liabilities            2,209,781        890,354
                     Increase (decrease) in tenant security
                        deposits prepaid rents and escrows held      525,411       (217,417)
                     Minority interest in operating partnership      (19,946)        60,265

                           Net cash provided by operating
                             activities                           13,544,507     10,702,046

            Investing activities:
               Costs to acquire properties                       (29,165,091)    (9,727,502)
               Construction in progress                           (8,320,463)   (11,044,134)
               Rehabilitation and non-recurring capital           (5,083,604)    (3,718,106)
               Recurring capital expenditures                     (1,769,914)    (1,867,540)
               Proceeds from sale of properties                        -         47,519,778
               Costs to acquire mortgage loans                         -        (17,594,284)
               Proceeds from the payoff of mortgage loans              -          6,596,112
               Principal collections on MBS                        1,555,517        684,596
               Principal collections on mortgage loans             7,474,442         91,374
               Escrows for construction and replacement           (5,066,460)     2,120,518
               Cost to acquire advisory services business           (447,679)         -

                           Net cash (used for) provided by
                             investing activities                (40,823,252)    13,060,812

            Financing activities:
               Payment of financing costs                           (855,218)    (1,352,162)
               Proceeds from repurchase agreement                      -            350,000
               Payment on repurchase agreement                    (1,250,000)      (500,000)
               Proceeds from credit agreement                     39,970,000      9,000,000
               Repayment of credit agreement                           -        (19,000,000)
               Proceeds from mortgage notes payable                    -         17,800,000
               Principal payments on mortgage notes payable         (553,090)      (419,915)
               Proceeds from the exercise of stock warrants            1,416          6,751
               Dividends                                         (11,426,864)   (11,172,718)
               Distribution to minority interest                    (438,990)         -
               Contribution from minority interest                     -              5,000

                           Net cash (used for) provided by
                             financing activities                 25,447,254     (5,283,044)

            Net (decrease) increase in cash and cash
              equivalents                                         (1,831,491)    18,479,814

            Cash and cash equivalents, beginning of period        11,142,710     10,492,330

            Cash and cash equivalents, end of period             $ 9,311,219    $28,972,144

            Supplemental cash flow disclosure:
               Cash paid for interest during period              $ 9,289,261    $ 8,360,716
               Interest capitalized during period                $   247,552    $   517,771

            Supplemental disclosure of non-cash investing
              activities:

               Property contributed by minority interest         $80,695,611    $10,500,000
               Cash to minority contributors                     (18,796,019)         -





               Debt assumed                                      (41,306,073)    (5,417,735)

                  Increase in minority interest                  $20,593,519    $ 5,082,265

               Reclassification of construction in progress to
                 multi-family apartment complexes                $ 1,511,055    $     -

               Advisory Services Business contributed by
                 minority interest                               $13,000,000    $     -

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

       In the opinion of the management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

       The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

       In conjunction with the Advisor Transaction, additional Units, up to a total $7.2 million in value, may be issued to the contributor during a six-year period if certain Share price benchmarks are achieved. The benchmarks are achieved if the share price is equal to or greater than the benchmarks for any fifteen days during any twenty consecutive trading days. There are six Share price benchmarks beginning at $11.00 and increasing every $1.00 up to a maximum of $16.00. Upon satisfaction of each benchmark, the contributor will receive Units equal to $1.2 million based on the benchmark price.

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

  3.   Multi-Family and Retail Property

       As of June 30, 1996, the Company had investments in 41 properties in 10 states consisting of 34 apartment communities having 11,975 units and 7 retail centers with a total of 1,663,817 square feet of leasable space. Two retail centers (788,808 square feet) are owned through joint venture investments.

       The following summarizes the carrying value of the Company's multi-family apartment complexes and retail centers, (in thousands):

                                                             June 30,      December 31,
                                                               1996            1995

                  Land                                       $ 77,094        $ 67,976
                  Buildings and improvements                  414,757         337,790
                  Appliances, carpeting and equipment          69,680          56,336

                  Total multi-family and retail property      561,531         462,102
                  Accumulated depreciation                    (90,608)        (77,641)

                                                             $470,923        $384,461

          Acquisitions

          On May 14, 1996 the Company acquired The Point Apartments, a 1,119-unit high-rise apartment community located in Silver Springs, Maryland, an asset majority-owned by certain Directors and Officers of the REIT. The Company acquired the property for $52.3 million in exchange for 1.6 million of Operating Partnership Units to be issued over three years and the assumption of $35.5 million of non-recourse indebtedness on the property. The debt has a fixed rate of 7 5/8% and matures in 2029. Under the terms of the contribution agreement, the Company may not sell The Point Apartments for a period of five years following the closing date. The transaction was accounted for on the Consolidated Balance Sheet by calculating the present value of the 443,000 Units to be issued on January 2, 1997 and the 100,000 units to be issued on January 2, 1998. The minority interest on the Statement of Operations will be calculated only on the units actually issued.

          Also in the second quarter, the Company completed the acquisition of five additional multi-family communities for a total of 1,422 units. The properties are located in Dallas and Fort Worth, Texas. One asset (318 units) was purchased with cash from an unrelated seller for a purchase price of $8.7 million. The four remaining assets (1,104 units) were acquired as a package from another unrelated seller for a purchase price of $28.7 million which was acquired with the assumption of $5.8 million in debt, $4.1 million in Operating Partnership Units and the remainder in cash.

                 Information on the five apartment communities are as follows:

                                             Number of
                         Name                  Units                Location

                 Golf Side Apartments            402         Haltom  City   (Fort  Worth),             Texas
                 Benchmark Apartments            250         Irving, Texas
                 Pleasant Wood Apartments        208         Dallas, Texas
                 Providence Apartments           244         Dallas, Texas
                 Prescott Place Apartments       318         Mesquite (Dallas), Texas

          Development

          The Company is progressing with the construction of Huntington Chase II, a 72-unit development project which is an additional phase to an existing property owned by the Company in Norcross, Georgia. The project is expected to be completed in the third quarter of 1996 and will cost approximately $4.7 million. As of June 30, 1996 the project has incurred $4.1 million of construction costs.

          The Company is also building 96-units as an additional phase to Brookfield Trace, an existing community in Mauldin (Greenville), South Carolina. The phase is expected to cost approximately $6.6 million when completed. As of June 30, 1996, the project has incurred $2.6 million of construction costs.
          The Company also owns three parcels of land located in Durham, North Carolina, Dallas, Texas and Greenville, South Carolina. The Company plans to begin construction of a 296-unit apartment community on the Durham site in 1996.

  4.      Investments in Unconsolidated Joint Ventures

          The Company holds a 50% interest in the Brookwood Village Joint Venture and a 50.1% interest in Spring Valley Partnership. Condensed combined financial statements for the Joint Ventures are as follows:

                                   CONDENSED COMBINED BALANCE SHEETS

                                                   ASSETS
                                                               June 30,     December 31,
                                                                 1996           1995

               Property at cost                              $112,328,520   $108,888,115
               Less accumulated depreciation                  (29,171,339)   (27,248,453)

                                                               83,157,181     81,639,662
               Other assets                                     2,453,478      2,034,197

                  Total assets                               $ 85,610,659   $ 83,673,859






                                    Liabilities and Partners  Equity

               Liabilities                                   $    495,827   $    267,707
               Partners' equity:
                 The Company                                   41,043,637     41,689,843
                 Joint venture partner                         44,071,195     41,716,309

                  Total partners' equity                       85,114,832     83,406,152

                  Total liabilities and partners' equity     $ 85,610,659   $ 83,673,859


                               CONDENSED COMBINED STATEMENTS OF OPERATIONS


                                       For the Three Months     For the Six Months
                                          Ended June 30,           Ended June 30,
                                         1996        1995        1996           1995

               Revenues               $2,982,265  $3,107,990  $6,386,534    $ 6,260,367
               Property operating
                 expenses             (1,556,636) (1,367,263) (3,149,976)    (2,748,616)
               Depreciation             (964,604)   (964,563) (1,922,887)    (1,907,983)

                  Net income          $  461,025  $  776,164  $1,313,671    $ 1,603,768

               Allocation of net
                income:
                 The Company          $   230,879 $   388,628 $  657,633    $   802,878
                 Joint venture
                   partner                230,146     387,536    656,038        800,890

                                      $   461,025 $   776,164 $1,313,671    $ 1,603,768

  5.  Mortgage Loans and Other Loans Receivable

      As of June 30, 1996, the Company held two mortgage loans with an aggregate principal balance of approximately $11,412,000 and a promissory note with a principal balance of approximately $2,320,000. One of the mortgage loans is collateralized by a 212-unit apartment complex in Miami, Florida and the other mortgage loan is collateralized by a 120-unit apartment complex in Palm Bay, Florida.

      In May 1996, a mortgage loan receivable was paid off for $7,016,547 which was the principal balance as of the payoff date. The loan was collaterized by a 185-unit apartment complex in Miami, Florida.

  6.  MBS

      At June 30, 1996, the Company's MBS portfolio had an approximate market value of $10,599,000 and gross unrealized gains of $565,000 with maturity dates ranging from 2008 to 2021. Weighted average yield on the portfolio is $9.1%.

      At December 31, 1995, the Company's MBS portfolio had a market value of $12,372,000 against a carrying value of $11,576,326 and gross unrealized gains of $796,000. The Company does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

  7.  Debt Agreements

      At June 30, 1996, the Company has two lines of credit to provide for future acquisitions, development and general business obligations. The Company also had in effect a Repurchase Agreement to provide for short-term borrowings.

      The following summarizes the Company's borrowings on the Master Credit Facility with the Federal National Mortgage Association as of June 30, 1996:

                                                Contract  Contract
                                                 Start      End    Interest
                                                  Date     Date(a)     Rate        Amount
               Credit Facility - Revolver       07/03/96  12/03/96   6.190%     $ 7,225,000
               Credit Facility - Revolver       06/03/96  09/03/96   6.530%      13,345,000
               Credit Facility - Revolver       07/03/96  12/03/96   6.125%      19,400,000
               Credit Facility - Revolver       06/03/96  09/03/96   5.7945%      8,140,000
               Credit Facility - Fixed          11/22/95  11/20/05   6.997%      50,000,000
                                                                                $98,110,000

     The  following  summarizes  the   Company's  borrowings  on   the  Credit
     Agreement with the Bank of Boston and Mellon Bank as of June 30, 1996:


                                                Contract  Contract
                                                  Start     End      Interest
                                                  Date     Date(a)     Rate        Amount

               Credit Agreement                 06/26/96  08/26/96   7.25%      $20,000,000
               Credit Agreement                 07/01/96  08/01/96(b)7.25%       17,000,000
                                                                                $37,000,000

               The following summarizes the Company's borrowings on the Repurchase Agreement with CS First Boston as of June 30, 1996:

                                                Contract  Contract
                                                  Start      End     Interest
                                                  Date     Date(a)     Rate        Amount

               Repurchase                       06/21/96  09/19/96   5.6%       $9,700,000




      (a)      On   the  Contract  End   Date,  borrowings  outstanding  under
               revolvers are  repriced at the then current interest rates.

      (b) Subsequent to June 30, 1996, the Company renewed the balance at an interest rate of 7.4375%.

      The Credit Agreement and the Master Credit Facility require the Company to maintain certain debt service coverage ratios, liquidity and collateral coverages as further defined in the loan documents, all of which were met on June 30,1996.

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

  8.  Stock Option Plan

      On May 2, 1996, the shareholders approved the 1996 Stock Option Plan which provides for grants to non-employed directors and discretionary awards of stock options to key employees and consultants of the Company. Awards will be administered by the Compensation Committee which is comprised of two independent directors appointed by the Board of Directors. The purpose of the plan is to stimulate efforts of key employees and consultants on behalf of the Company and to attract and retain the best available personnel for service as directors. There are 1,500,000 Shares of common stock authorized for non-qualified and incentive stock option grants under the 1996 Plan. The plan will continue in effect until all Shares of stock subject to options have been acquired or until May 1, 2001, whichever is earlier. However, unexercised options will continue in affect after the termination of the plan.

      The Company has adopted Financial Accounting Standard 123, Accounting for Stock-Based Compensation . The Company will measure the compensation cost of the plan by using the disclosure method of accounting. Information regarding the Company s Stock Option Plan is summarized below:

                                               1996 Stock Option          Exercise
                                                      Plan                  Price


                 Options granted,
                   inception of Plan                835,000           $9.75 - $10.25
                 Options exercised                    -
                 Options canceled                     -
                 Options expired                      -
                 Balance June 30, 1996              835,000

                 Options available to grant at
                   June 30, 1996                    665,000

  9.  Impairment of Long-Lived Assets

      Effective 1996, the Company adopted Financial Accounting Standard 121, "Accounting for the Impairment of Long-Lived Assets". The investments in properties are carried at cost less accumulated depreciation unless the Company believes there is an impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the Company does not believe that any assets of the Company are impaired.

  10.            Subsequent Events

      On July 31, 1996, the Company acquired Hunters Glen Apartments for a purchase price of $10,000,000. Hunter s Glen is a 276-unit residential apartment community located in Plano, Texas. In conjunction with this transaction, the Company assumed a $5.6 million mortgage at a 9% interest rate which matures March 1, 2000.







                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  A.  Overview:

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

      In conjunction with the Advisor Transaction, additional Units, up to a total $7.2 million in value, may be issued to the contributor during a six-year period if certain Share price benchmarks are achieved. (See Notes to Consolidated financial statements for details.)

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

  B.  Results of Operations:

      The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and constant properties. The following analysis compares the results of operations for the six and three months ended June 30, 1996 and 1995.

      Net income decreased by $8.8 million for the six month period primarily as a result of a $9.3 gain on the sale of six multi-family properties or 1,345 apartment units and the payoff of two mortgage loans receivable in 1995. Net income decreased by $3.2 million for the quarter ended June 30, 1996 as a result of a $4.1 million gain on the sale of three multi-family properties or 809 units in the second quarter of 1995.

      Rental income increased $6.2 million or 18%. Overall, the increase is partially the result of higher weighted average apartment units owned in 1996. The weighted average number of units increased by 1,043, from 8,824 units in 1995 to 9,867 in 1996. Also, growth in revenues from same-store apartment communities increased approximately 8% year-to-date when compared to 1995. Rent growth accounted for 4.6% of the increase and higher occupancies accounted for the remainder.

      For the second quarter, rental revenues increased $4.2 million or 25% for the same reasons discussed in the year-to-date comparison. The weighted average number of units increased by 1,477 in 1996 along with growth in revenues from same-store apartment communities increasing approximately 8% when compared to the second quarter of 1995.

      Property operating expenses increased $787,119 for the six month period. Overall, the increase was the result of higher weighted average units in 1996. Also, in 1995, the Company recognized one-time savings in insurance and general and administrative expenses which lowered 1995 expenses.

      Repairs and maintenance increased $403,721 and $617,021 for the three and six months ended June 30, 1996 due to higher weighted average apartment units.

      Real estate taxes increased $625,727 due to higher weighted average apartment units owned in 1996.

      Asset management fees were eliminated effective March 1, 1996 in conjunction with the Advisor Transaction. On that date, the Company assumed the Agreement, thereby eliminating all Advisory fees (see Overview).

      Depreciation and amortization increased 29% and 39% for the six month and three month periods, respectively, due to a higher property asset base in 1996.

      General and administrative expenses increased for both the three and six months ended June 30, 1996 compared to the same periods in 1995 as a result of becoming self-administered on March 1, 1996. These costs include employee salaries along with various administrative and office related expenses.

      Corporate taxes increased in  1996 due to a  one-time reduction in  1995
  for  taxes pertaining  to 1994.    Corporate taxes  are expected  to  remain
  stable for 1996.

      Interest expense increased $1.3 million and $1 million for the six month and three month period, respectively due to higher average borrowings under the Credit Agreements and permanent financings. The following table summarizes the weighted average debt and interest expense for the three and six months ended June 30, 1996 and 1995:

                                               Six Months ended      Three Months ended
                                                     June 30,             June 30,
                                                  1996      1995      1996        1995
                                                       (Dollars in thousands)
            Weighted average debt outstanding:
               Fixed Rate                      $164,326   $86,665    $175,242   $85,129
            Variable rate                      $ 62,280   $94,703    $ 68,469   $98,711

            Weighted average interest rates:
               Fixed rate                          7.55%     8.17%       7.42%     8.07%
               Variable rate                       6.76%     7.70%       6.66%     7.29%

      Gain on sales of properties and payoff of mortgage loans decreased for the six month period in 1996 due to a $9.3 million gain on the sales of six apartment complexes consisting of 1,345 units in 1995. The remainder of the gain in 1995 was the result of the payoff of two mortgages that the Company had previously purchased at a discount.

      For the second quarter, gains on sales of properties and payoff of mortgage loans decreased $4.1 million due to the sale of three multi-family properties or 809 units in the second quarter of 1995.

  C.  Funds from Operations:

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

            Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995

                                                             Six Months ended June 30,
                                                              1996                1995
                                                               (Dollars in thousands)

                  Net income (loss)                        $     (276)        $    8,610
                  Depreciation (including depreciation
                    related to joint ventures and
                    minority interest)                         13,023             11,352
                  Amortization of goodwill                        448              -
                  Gains of sale of investments and
                    payoff of mortgage loans receivable         -                 (9,337)



                  Non-recurring charges                                            1,728
                  Costs Associated with the refinance of
                    debt                                                             253

                  Funds from operations                    $   13,195         $   12,606

                  Weighted average shares outstanding      25,392,957         25,392,380

               For the  six months  ended June  30, 1996  FFO was  $13,195,000 or  $0.52 per share, versus  $12,606,000 or $.50 per share  for the six months  ended June 30,
            1995.

            Same-store Multi-family Communities

                                                 Six Months Ended June 30,
                  Change                     1996           1995           %

                  Revenues                  $25,065        $23,198        8.05%
                  Expenses                   12,040         11,364        5.95%
                    Net operating income    $13,025        $11,834       10.06%

                  Average occupancy            94.1%          91.3%
                  Average monthly rent
                    Per unit                $   633        $   605

      FFO for the same-store communities increased approximately 10% in the first six months of 1996 compared to 1995. Growth in same-store multi-family revenues was approximately 8% year-to-date when compared to the prior year period. Rent growth accounted for 4.6% of the increase and higher occupancies contributed to the remainder. Occupancy at June 30, 1996 was 96%.

      Expenses grew 6% year-to-date when compared to the prior year. In 1995, the Company recorded one-time expense savings in insurance and general and administrative expenses. Adjusting for these non-recurring savings, expenses year-to-date have increased only 4.7% from the prior year.
               Same-store Retail Properties

                                                 Six Months Ended June 30,
                                             1996           1995         %Change

                  Revenues                  $7,118         $6,965         2.20%
                  Expenses (1)               2,587          2,323        11.37%
                    Net operating income    $4,531         $4,642        (2.39)%

                  Average occupancy         94.7%          95.6%

      FFO for same-store retail decreased approximately 2% in the first six months of 1996 compared to 1995. Same-store retail revenues grew slightly in the six months ended June 30, 1996 when compared to the same period in 1995. Average occupancies have decreased in both periods as a result of tenant losses in three retail assets and the closing of 10,000 square feet of commercial office space at another property. The former office space will be replaced with additional retail space that is currently in lease-up.

      Expenses are up as a result of increased real estate taxes and inordinate snow removal expenses. Most of these expenses will be billed back to tenants and are accrued in revenues. However, these accruals are somewhat offset by the occupancy losses. Occupancy at June 30, 1996 was 93.8%.

  D.  Acquisitions and Development:

      In 1996, the Company completed the acquisition of six multi-family communities for a total of 2,541 units. The first acquisition, The Point Apartments, is a 1,119 unit high-rise property in Silver Springs, Maryland. The property was contributed by a related party for $52.3 million. The
  Company assumed $35.5 million in 30-year fixed financing at 7.58% and issued non-voting Operating Partnership (OP) Units in exchange for the asset. First year stabilized yield after an additional $11 million in rehabilitation costs is expected to be 9.5%.

      The second acquisition include five multi-family communities in Dallas and Fort Worth, Texas. One asset (318 units) was purchased with cash from an unrelated seller for $8.7 million and is expected to generate a 10.1% yield upon stabilization. The four remaining assets (1,104 units) were purchased as a package from another unrelated seller for $28.7 million which was acquired with the assumption of $5.8 million in debt, $4.1 million in Operating Partnership Units and the remainder in cash. An additional asset (336 units) in the package will be closed later this year at a price of $10.25 million with the assumption of $6.4 million in bond financing, the issuance of $1.3 million in OP units and cash. The stabilized unleveraged yield on this package is expected to be 10%.

      During the second quarter, the Company stabilized its development properties in Raleigh, North Carolina (272 units) and Atlanta, Georgia (112 units). The properties are yielding 10.6% on development costs and are 94% occupied with average rents of $743 per unit. An additional 168 units will be completed this year for a cost of $11.3 million which are additional phases to two existing properties. The Company is expecting to begin at least one additional new development this year.

  E.  Liquidity and Capital Resources:

      Historically, operations, debt financing and sales of assets have been the sources of capital employed by the Company. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing and proceeds from asset sales has been used to finance acquisitions, development, and rehabilitation of apartment communities.


  E.  Liquidity and Capital Resources: - Continued

      The Company's policy is to pay dividends to investors as a percentage of Funds from Operations ("FFO"). For the past three years, the Company has paid between 85% and 88% of FFO in dividends, retaining the rest for recurring capital expenditures and working capital. The Company expects to increase both FFO and dividends in the future but will strive to gradually reduce the payout ratio so as to utilize some internally generated funds for growth. On August 1, 1996 the Board approved a dividend of $.225 per share payable on November 15, 1996 to the shareholders of record on November 1, 1996. Dividends paid were $.225 in the second quarters of 1995 and 1996.

      The Company has a policy to maintain leverage at or below 50% of reasonably estimated fair value of assets. By employing moderate leverage ratios, the Company can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders. Debt as a percentage of fair value of real estate assets as estimated by management was approximately 43% at June 30, 1996. Additionally, the Company s debt service coverage is 2.5 to 1.

      In 1995 the Company successfully completed the restructuring of its balance sheet from mostly variable short-term debt to fixed rate long-term debt and has taken advantage of very favorable interest rates over the past two years. With regard to the variable rate debt, the Company entered into a five year fixed interest rate swap agreement in 1995 with a bank for a $40 million notional contract, thereby fixing variable rate exposure on that amount at 6.06%. The swap arrangement is intended to protect the Company from significant interest rate exposure on its anticipated borrowing levels under revolvers in the near term. The Company will continually reassess its rate exposure relative to debt levels and will execute additional interest rate protection as circumstances dictate.

      The Company conservatively manages both interest rate risk and maturity risk. Through the use of the swap, the Company has hedged interest rate risk on approximately 42% of its variable rate debt as of June 30, 1996 and has 19% of total indebtedness as unhedged variable rate debt.

      The Company has adequate sources of liquidity to meet its current cash flow requirements including dividends, capital improvements as well as planned acquisitions.

  F.  Business Conditions/Risks:

      The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's stabilized apartment communities, physical occupancy was 96% as of June 30, 1996 which is at or above current market occupancies. In addition, the Company continues to maintain competitive rental rates. The Company's management team achieves this by superior service combined with well-maintained assets which sets the Company apart from its competition. Through this management effort, the Company expects to realize solid performances from the real estate assets and to continue its favorable rental conditions, however, no assurances can be made in this regard.

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

      The Company is also involved in other legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position.
                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




  Item 1.      Legal Proceedings
               Response:  None

  Item 2.      Change in Securities
               Response:  None

  Item 3.      Defaults upon Senior Securities
               Response:  None

  Item 4.      Submission of Matters to a Vote of Security Holders
               Response:  None

  Item 5.      Other Information
               Response:  None

  Item 6.      Exhibits and Reports on Form 8-K
               (a)   Exhibits
               Response:  None
               (b)   Reports on Form 8-K

                        Date               Event Reported          Financial
                                                                   Statements

                        May 29, 1996         Property Acquisition   None
                        July 29, 1996        Property Acquisition   Yes






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

  DATE: August 14, 1996