Form 10-Q
period 1996-09-30
BERKSHIRE REALTY CO INC /DE
filed 1996-11-14
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the  quarterly period ended       September 30, 1996


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
                                      CONSOLIDATED BALANCE SHEETS


                                                ASSETS
                                                                September 30, December 31,
                                                                    1996         1995
                                                                 (Unaudited)
            Real estate assets: (Note 3)
               Multi-family apartment complexes, net of
                  accumulated depreciation                       $415,449,505   $324,752,425
               Retail centers, net of accumulated depreciation     11,064,630     59,708,271
               Investments in unconsolidated joint ventures
                  (Note 4)                                         40,768,457     41,689,843
               Mortgage loans and other loans receivable,
                  net of purchase discounts (Note 5)               12,578,361     19,964,524
               Land and construction in progress                    8,562,035      3,744,124
               Property held for sale, net of valuation
                  reserve. (Note 3)                                39,591,814          -

                  Total real estate assets                        528,014,802    449,859,187

            Cash and cash equivalents                               8,859,638     11,142,710
            Mortgage-backed securities, net ("MBS") (Note 6)        9,604,899     11,576,326
            Escrows                                                12,537,116      3,872,826
            Deferred charges and other assets                      12,260,865     10,517,138
            Goodwill, net of amortization (Note 2)                 12,663,231          -

                     Total assets                                $583,940,551   $486,968,187

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
            Liabilities:
               Credit agreements (Note 7)                        $144,110,000   $ 95,140,000
               Mortgage notes payable (Note 3)                    143,849,363    105,200,620
               Repurchase agreements (Note 7)                       9,300,000     10,950,000
               Tenant security deposits, prepaid rents
                  and escrows held                                  2,534,459      2,043,792
               Accrued real estate taxes, insurance and
                  other liabilities                                11,375,209      7,845,744

                     Total liabilities                            311,169,031    221,180,156

            Minority Interest in Operating Partnership (Note 2)    36,916,731      5,000,414

            Commitments and Contingencies

            Shareholders' equity:
               Preferred stock, $0.01 par value; 60,000,000
                  shares authorized, none issued                        -             -
               Common stock ("Shares"), $0.01 par value;
                  140,000,000 Shares authorized and
                  25,899,866 and 25,899,449 Shares issued,
                  respectively                                        258,998        258,994
               Additional paid-in capital                         245,137,211    262,271,698
               Retained earnings (deficit)                         (7,798,345)         -
               Less common stock in treasury at cost
                  (506,497 Shares)                                 (1,743,075)    (1,743,075)



                  Total shareholders' equity                      235,854,789    260,787,617

                  Total liabilities and shareholders' equity     $583,940,551   $486,968,187

                                     The accompanying notes are an
                               integral part of the financial statements.

                             BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                              For the Three Months       For the Nine Months
                                               Ended September 30,        Ended September 30,
                                                1996         1995          1996       1995

          Revenue:
           Rental                           $24,511,073  $17,326,391   $65,106,795  $51,712,570
           Interest from mortgage
             loans (Note 5)                     320,756      638,605     1,365,527    1,571,559
           Joint venture net income
             (Note 4)                           485,591      358,407     1,143,224    1,161,285
           Interest income from MBS             225,722      284,800       728,979      883,772
           Other interest income                276,112      341,746       722,215      807,962

              Total revenue                  25,819,254   18,949,949    69,066,740   56,137,148

          Expenses:
           Property operating (including
             reimbursements to affiliates
             of $459,360, $375,429,
             $1,233,527 and $999,901
             respectively)                    6,831,049    4,523,483    16,472,058   13,377,373
           Repairs and maintenance            1,834,648    1,194,776     4,799,347    3,542,454
           Real estate taxes                  2,120,795    1,604,977     6,436,509    5,294,964
           Property management fees to an
             affiliate                        1,190,521      823,047     3,142,998    2,513,522
           Depreciation and amortization      8,300,721    5,541,908    21,734,762   15,963,996
           Provision for losses on real
            estate investments                7,500,000        -         7,500,000        -
           General and administrative
             (including fees and reim-
             bursements to affiliates of
             $196,045, $187,910 $512,774,
              and $533,988, respectively)
             (Note 2)                           946,238      457,126     2,581,552      908,441
           Interest (Note 7)                  5,796,867    3,856,439    14,714,314   11,426,829
           State and corporate franchise
              taxes                              89,648      124,500       263,429      (20,507)
           Professional fees                     34,195      (19,394)      150,787      208,854
           Asset management fees to an
             affiliate (Note 2)                   -          401,218       392,636    1,165,368

              Total expenses                 34,644,682   18,508,080    78,188,392   54,381,294

          Income (loss) from operations      (8,825,428)     441,869    (9,121,652)   1,755,854

          Gains on sales of
           properties and payoff of
           mortgage loans                     1,084,255    5,841,924     1,084,255   15,179,215


          Income (loss) before non-
           recurring charges, minority
           interest, extraordinary item
           and property valuation
           provision                         (7,741,173)   6,283,793    (8,037,397)  16,935,069

          Non-recurring charges (note 9)       (287,059)       -          (287,059)  (1,727,768)




          Minority interest                     670,254      (90,216)      690,200     (150,481)



                                                Continued

                             BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                               For the Three Months        For the Nine Months
                                               Ended September 30,        Ended September 30,
                                                1996          1995        1996          1995

          Net income (loss) before
           extraordinary item                (7,357,978)    6,193,577  (7,634,256)    15,056,820

          Extraordinary item (Note 3)          (164,089)       -         (164,089)
          (253,500)

          Net income (loss)                 $(7,522,067)  $ 6,193,577  $(7,798,345)  $14,803,320

          Per share:

           Income (loss) before
             extraordinary item             $      (.29)  $       .24  $      (.30)  $       .59

           Net income (loss)                $      (.30)  $       .24  $      (.31)  $       .58


           Weighted average Shares           25,393,299    25,392,774   25,393,072    25,392,513

                                      The accompanying notes are an
                                integral part of the financial statements.


                             BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               For the Nine Months Ended September 30, 1996
                                               (Unaudited)

                           Common      Additional     Retained     Treasury
                           Stock        Paid-in       Earnings/     Stock
                           at Par       Capital       (Deficit)    at Cost         Total

          Balance,
          December 31,
          1995             $258,994   $262,271,698   $    -      $(1,743,075)  $260,787,617

          Net loss            -             -        (7,798,345)      -          (7,798,345)

          Proceeds from
          the exercise of
          stock warrants          4          5,880        -           -               5,884

          Dividends           -        (17,140,367)       -           -         (17,140,367)

          Balance,
          September 30,
          1996             $258,998   $245,137,211  $(7,798,345) $(1,743,075)  $235,854,789

                                      The accompanying notes are an
                                integral part of the financial statements.


                               BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                     1996           1995

            Operating activities:
               Net income/(loss)                                 $(7,798,345)   $14,803,320
               Adjustments to reconcile net income to net cash
                  provided by operating activities:
                     Depreciation                                 20,950,314     15,963,996
                     Amortization of goodwill                        784,448          -
                     Provision for losses on real estate
                        investments                                7,500,000          -
                     Joint venture net income                     (1,143,224)    (1,161,285)
                     Distributions received from joint ventures    2,064,610      2,078,062
                     Gain on sale of property                     (1,084,255)   (15,179,215)
                     Discount amortization                          (398,226)      (436,456)
                     Write-off of deferred financing costs           164,089          -
                     Amortization of deferred financing costs        679,691      1,087,468
                     Increase in operating escrows and other
                       assets                                     (5,266,280)    (1,581,543)
                     Increase in accrued real estate taxes,
                        insurance and other liabilities            3,529,465      1,702,532
                     Increase (decrease) in tenant security
                        deposits prepaid rents and escrows held      490,667       (341,996)
                     Minority interest in operating partnership     (690,200)       150,481
                             Net cash provided by operating
                                 activities                       19,782,754     17,085,364

            Investing activities:
               Costs to acquire properties                       (34,529,783)    (9,903,421)
               Construction in progress                          (10,889,164)   (16,199,960)
               Rehabilitation and non-recurring capital           (9,110,896)    (6,206,365)
               Recurring capital expenditures                     (2,899,807)    (2,131,085)
               Proceeds from sale of properties                   11,209,673     61,080,095
               Acquisition of mortgage loans                           -        (27,830,889)
               Proceeds from the payoff of mortgage loans          7,016,547      6,596,112
               Principal collections on MBS                        1,988,719      1,222,981
               Principal collections on mortgage loans               750,550        151,296
               Escrows for construction and replacement           (5,033,055)     2,120,518
               Cost to acquire advisory services business           (447,679)         -
                             Net cash (used for) provided by
                                 investing activities            (41,944,895)     8,899,282

            Financing activities:
               Payment of financing costs                           (985,253)    (1,484,664)
               Proceeds from repurchase agreement                       -           350,000
               Payment on repurchase agreement                    (1,650,000)      (500,000)
               Proceeds from credit agreement                     48,970,000      9,000,000
               Repayment of credit agreement                           -        (31,000,000)
               Proceeds from mortgage notes payable                    -         17,800,000


               Principal payments on mortgage notes payable       (8,212,625)      (712,774)
               Proceeds from the exercise of stock warrants            5,884          9,763
               Dividends                                         (17,140,367)   (16,886,106)
               Distribution to minority interest                  (1,108,570)      (120,370)
               Contribution from minority interest                     -              5,000
                             Net cash (used for) provided by
                                 financing activities             19,879,069    (23,539,151)

            Net (decrease) increase in cash and cash
              equivalents                                         (2,283,072)     2,445,495

            Cash and cash equivalents, beginning of period        11,142,710     10,492,330

            Cash and cash equivalents, end of period             $ 8,859,638    $12,937,825

                                                 Continued


                              BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                (Unaudited)

                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                      1996           1995


            Supplemental cash flow disclosure:
               Cash paid for interest during period              $15,220,663    $12,218,290
               Interest capitalized during period                $   366,971    $   658,009

            Supplemental disclosure of non-cash investing
              activities:

               Property contributed by minority interests        $80,817,180    $10,500,000
               Cash to minority contributors                     (18,796,019)         -
               Debt assumed from minority contributors           (41,306,073)    (5,417,735)

                  Increase in minority interest                  $20,715,088    $ 5,082,265

               Reclassification of construction in progress to
                 multi-family apartment complexes                $ 5,291,353    $20,861,964

               Advisory Services Business contributed by
                 minority interest                               $13,000,000    $     -

                                  The accompanying notes are an integral
                                     part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

       In the opinion of the management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

       The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

       In conjunction with the Advisor Transaction, additional Units, up to a total $7.2 million in value, may be issued to the contributor during a six-year period if certain Share price benchmarks are achieved. The benchmarks are achieved if the share price is equal to or greater than the benchmarks for any fifteen days during any twenty consecutive trading days. There are six Share price benchmarks beginning at $11.00 and increasing every $1.00 up to a maximum of $16.00. Upon satisfaction of each benchmark, the contributor will receive Units equal to $1.2 million based on the benchmark price. As of September 30, 1996, no additional units have been issued.

       The Advisor Transaction was accounted for under the purchase method of accounting. The value of the transaction was based on 1,300,000 units at a share price of $10, or $13,000,000 which was recorded as goodwill and is being amortized on a straight-line method over a 10-year period. Also, legal fees and professional services expenses associated with the Advisor Transaction have been capitalized and will be amortized over the same 10-year period.

  3.   Multi-Family and Retail Property

       As of September 30, 1996, the Company had investments in 41 properties in 9 states consisting of 34 apartment communities having 12,100 units and 7 retail centers with a total of 1,678,105 square feet of leasable space. Two retail centers (794,822 square feet) are owned through joint venture investments.

       The following summarizes the carrying value of the Company's multi-family apartment complexes and retail centers, (in thousands):

                                                            September 30,  December 31,
                                                               1996            1995

                  Land                                       $ 77,230        $ 67,976
                  Buildings and improvements                  410,733         337,790
                  Appliances, carpeting and equipment          74,807          56,336

                  Total multi-family and retail property      562,770         462,102
                  Accumulated depreciation                     96,664          77,641
                                                             $466,106        $384,461

          Acquisitions

          On May 14, 1996 the Company acquired The Point Apartments, a 1,119-unit high-rise apartment community located in Silver Springs, Maryland, an asset majority-owned by certain Directors and an Officer of the REIT. The Company acquired the property for $52.3 million in exchange for 1.6 million of Operating Partnership Units to be issued over three years and the assumption of $35.5 million of non-recourse indebtedness on the property. The debt has a fixed rate of 7 5/8% and matures in 2029. Under the terms of the contribution agreement, the Company may not sell The Point Apartments for a period of five years following the closing date.

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

          In the third quarter, the Company acquired Hunters Glen Apartments, a 276-unit apartment community located in Plano, Texas. The purchase price was $10 million which included the assumption of $5.5 million in debt. The mortgage requires interest at a rate of 9% and matures March 1, 2000.

          Information on the seven apartment communities acquired in 1996 are as follows:

                                             Number of
                         Name                  Units                Location

                 Golf Side Apartments            402         Haltom City (Fort Worth), Texas
                 Benchmark Apartments            250         Irving, Texas
                 Pleasant Wood Apartments        208         Dallas, Texas
                 Providence Apartments           244         Dallas, Texas
                 Prescott Place Apartments       318         Mesquite (Dallas), Texas
                 Hunters Glen Apartments         276         Plano (Dallas), Texas
                 The Point Apartments          1,119         Silver Spring (D.C.), Maryland
                                               2,817

          Development

          The   Company  has  substantially  completed   the  construction  of
          Huntington Chase II, a 72-unit development project which is an additional phase to an existing property owned by the Company in Norcross, Georgia. The project is expected to cost approximately $4.7 million. As of September 30, 1996 the project has incurred $4.5 million of construction costs.

          The Company is also building 96-units as an additional phase to Brookfield Trace, an existing community in Mauldin (Greenville), South Carolina. The phase is expected to cost approximately $7 million when completed. As of September 30, 1996, the project has incurred $4.7 million of construction costs.

          In the fourth quarter the Company is expected to begin construction of a 296-unit apartment community in Durham, South Carolina. The project is currently estimated to cost approximately $20.2 million.

          The Company also owns two  parcels of land located in  Dallas, Texas
          and  Greenville,  South  Carolina.    Development  plans  are  under
          consideration for these two sites.

          Dispositions

          On September 12, 1996, the Company sold Pointe West Apartments, a 223-unit apartment community located in Des Moines, Iowa for a sales price of $11,225,000. The property had a depreciated cost basis of $10,125,418 and the Company incurred closing costs of $15,327 resulting in a gain on the sale of $1,084,255. Proceeds from the sale were used to payoff the debt which was collateralized by the property for approximately $6.6 million which necessitated the retirement of costs of $164,089. An additional $664,000 of proceeds were used to pay down a portion of the debt collateralized by four separate multi-family communities which the Company owns. The remaining proceeds, approximately $3.4 million, will be used to fund development activity.

          The decision to sell Pointe West Apartments is consistent with the Company s strategy to exit a particular market when the property is the only property in a market in which the Company does not plan to expand. Pointe West Apartments was the only property remaining in the Midwest.

          Impairment of Long-Lived Assets

          Effective in 1996, the Company has adopted Financial Accounting Standard 121, "Accounting for the Impairment of Long-Lived Assets". This Statement requires that long-lived assets be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

          As of September 30, 1996, the Company has recorded a $7,500,000 provision for losses on certain retail assets. In the third quarter, the Company began actively marketing four of its wholly-owned retail centers. As a result of these efforts, the Company has reclassified these centers to assets held for sale and has recorded a valuation reserve of $4,200,000 which represents the difference between carrying value and estimated fair value less cost to sell.

      A fifth retail center, which is not currently for sale had a significant lease restructuring during the third quarter. As a result of this situation, the Company has recorded a provision for a loss of $3.3 million which represents the difference between carrying value and estimated fair value. In management s estimation, there are no other impairment adjustments necessary for the remainder of the real estate portfolio at the present time.

  4.  Investments in Unconsolidated Joint Ventures

      The Company  holds a 50% interest in the Brookwood Village Joint Venture
      and a 50.1% interest  in Spring Valley Partnership.   Condensed combined
      financial statements for the Joint Ventures are as follows:

                                     CONDENSED COMBINED BALANCE SHEETS


                                                 Assets
                                                             September 30,  December 31,
                                                                 1996           1995

               Property at cost                              $109,686,210   $108,888,115
               Less accumulated depreciation                  (30,153,233)   (27,248,453)

                                                               79,532,977     81,639,662
               Other assets                                     2,599,390      2,034,197

                  Total assets                               $ 82,132,367   $ 83,673,859

                                    Liabilities and Partners  Equity

               Liabilities                                   $    567,643   $    267,707

                                                  -18-

               Partners' equity:
                 The Company                                   40,768,457     41,689,843
                 Joint venture partner                         40,796,267     41,716,309

                  Total partners' equity                       81,564,724     83,406,152

                  Total liabilities and partners' equity     $ 82,132,367   $ 83,673,859

                               CONDENSED COMBINED STATEMENTS OF OPERATIONS


                                       For the Three Months     For the Nine Months
                                       Ended September 30,      Ended September 30,
                                         1996        1995        1996           1995

               Revenues               $3,384,151  $3,059,497  $9,770,685    $9,319,864
               Property operating
                 expenses             (1,432,364) (1,286,875) (4,582,340)   (4,035,491)
               Depreciation             (981,893) (1,056,687) (2,904,780)   (2,964,670)

                  Net income          $  969,894  $  715,935  $2,283,565    $2,319,703

               Allocation of net
                income:
                 The Company          $  485,591  $  358,407  $1,143,224    $1,161,285
                 Joint venture
                   partner               484,303     357,528   1,140,341     1,158,418

                                      $  969,894  $  715,935  $2,283,565    $2,319,703

  5.  Mortgage Loans and Other Loans Receivable

      As of September 30, 1996, the Company held two mortgage loans with an aggregate principal balance of approximately $11,364,000 and a promissory note with a principal balance of approximately $2,076,000. One of the mortgage loans is collateralized by a 212-unit apartment complex in Miami, Florida and the other mortgage loan is collateralized by a 120-unit apartment complex in Palm Bay, Florida.

      In May 1996,  a mortgage  loan receivable  was paid  off for  $7,016,547
      which was the  principal balance as  of the payoff date.   The loan  was
      collateralized by a 185-unit apartment complex in Miami, Florida.

  6.  MBS
      At September 30, 1996, the Company's MBS portfolio had an approximate market value of $10,165,000 and gross unrealized gains of $560,000 with maturity dates ranging from 2008 to 2021. Weighted average yield on the portfolio is $9.1%. The Company does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.


      At December 31, 1995, the Company's MBS portfolio had a market value of $12,372,000 against a carrying value of $11,576,000 and gross unrealized gains of $796,000.

  7.  Debt Agreements

      At September 30, 1996, the Company has two lines of credit to provide for future acquisitions, development and general business obligations. The Company also had in effect a Repurchase Agreement to provide for short-term borrowings.

      The following summarizes the Company's borrowings on the Master Credit Facility with the Federal National Mortgage Association as of September

      30, 1996:

                                                Contract  Contract
                                                 Start      End     Interest
                                                  Date     Date(a)     Rate        Amount
               Credit Facility - Revolver       07/03/96  12/03/96   6.190%     $ 7,225,000
               Credit Facility - Revolver       07/03/96  12/03/96   6.125%      19,400,000
               Credit Facility - Revolver       09/03/96  12/03/96   5.9184%      8,140,000
               Credit Facility - Fixed          09/03/96  11/20/03   7.540%      13,345,000
               Credit Facility - Fixed          11/22/95  11/20/05   6.997%      50,000,000

                                                                                $98,110,000

     The  following  summarizes  the   Company's  borrowings  on   the  Credit
     Agreement with  the Bank of  Boston and Mellon Bank  as of September  30,
     1996:

                                                Contract  Contract
                                                  Start      End     Interest
                                                  Date     Date(a)     Rate        Amount
               Credit Agreement                 08/01/96  10/30/96(b)7.4375%    $17,000,000
               Credit Agreement                 08/26/96  11/25/96   7.1875%     20,000,000
               Credit Agreement                 09/30/96  12/30/96   7.3125%      9,000,000

                                                                                $46,000,000

     The following summarizes the Company's borrowings on the Repurchase Agreement with CS First Boston as of September 30, 1996:

                                                Contract  Contract
                                                  Start     End     Interest
                                                  Date     Date(a)     Rate        Amount
               Repurchase Agreement             09/12/96  01/17/97     5.7%     $9,300,000

     (a) On the Contract End Date, borrowings outstanding are repriced at the then current interest rates.

     (b) The Company renewed the balance at an interest rate of 7.25% on October 0, 1996.

     The Credit Agreement and the Master Credit Facility require the Company to maintain certain debt service coverage ratios, liquidity and collateral coverages as further defined in the loan documents, all of which were met on September 30,1996.

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

  8. Stock Option Plan

     On May 2, 1996, the shareholders approved the 1996 Stock Option Plan which provides for grants to non-employee directors and discretionary awards of stock options to key employees and consultants of the Company. Awards will be administered by the Compensation Committee which is comprised of two independent directors appointed by the Board of

     Directors.    The purpose  of  the plan  is to  stimulate efforts  of key employees and consultants on behalf of the Company and to attract and retain the best available personnel for service as directors. There are 1,500,000 Shares of common stock authorized for non-qualified and incentive stock option grants under the 1996 Plan. The plan will continue in effect until all Shares of stock subject to options have been acquired or until May 1, 2001, whichever is earlier. However, unexercised options will continue in affect after the termination of the plan.

     The Company has adopted Financial Accounting Standard 123, Accounting for Stock-Based Compensation . The Company will measure the compensation cost of the plan by using the intrinsic value based method prescribed by APB opinion No. 25 and will make pro forma disclosures regarding the fair value based method of accounting. Information regarding the Company s Stock Option Plan is summarized below:

                                               1996 Stock Option          Exercise
                                                      Plan                  Price

                 Options granted,
                   inception of Plan               835,000               $9.75 - $10.25
                 Options exercised                     -
                 Options canceled                      -
                 Options expired                       -
                 Balance September 30, 1996        835,000

                 Options available to grant at
                   September 30, 1996              665,000

  9.  Litigation Settlement

      In January, 1994 the Company sold Carrollwood Gables Apartments to an unaffiliated buyer. Prior to the sale, the buyer engaged a third party to report on the physical condition of the property. The physical inspection estimated outstanding repairs of approximately $20,000 which was satisfactory to the buyer. Subsequent to the sale, the buyer claimed there were significant roof and window leakage and brought suit against the Company, claiming that the Company concealed evidence of the leaks and misrepresented to the buyer that no roof leaks existed at the property.

      On September 5, 1996 the two counts brought against the Company were dismissed by the court. However, the buyer still had a number of options, including appealing the order. On September 18, 1996, the litigation was settled at mediation with the Company agreeing to pay a cash settlement of $150,000 to the buyer. Although the Company is confident there was no wrongdoing on its part and believes there was no basis for litigation, the Company believed a settlement at this time was a better option given the alternatives, which could have meant a reversal of the dismissal and an expensive trial in the future, and in any event the incurrence of additional costs of defense.

      In addition to the $150,000 cash settlement, the Company has incurred related costs of $137,059, primarily for legal fees. The total cash settlement and related costs of $287,059 is recorded as a non-recurring charge on the Consolidated Statement of Operations.

  10.Pro Forma Results (unaudited):

      The following unaudited pro forma operating results for the Company have been prepared as if the 1996 property acquisitions had occurred on January 1, 1996. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1996, nor does it purport to represent the results of operations for future periods. Comparisons are not made to 1995 since the Company became an umbrella partnership real estate investment trust ( UPREIT ) May 1, 1995.

                 Nine Months ended September 30, 1996                  1996

                 Revenue                                              $76,833

                 Net loss                                              (7,144)

                 Net loss per weighted average share                     (.28)

  11.Subsequent Event

      On November 12, 1996, the Company purchased Merit Ridge Apartments, a 336-unit apartment community located in Mesquite, Texas for a purchase price of $10,250,000.

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

      In conjunction with the Advisor Transaction, additional Units, up to a total $7.2 million in value, may be issued to the contributor during a six-year period if certain Share price benchmarks are achieved. (See Notes to Consolidated financial statements for details.) As of September 30, 1996, no additional units have been issued.

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

  B.  Results of Operations:

      The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and constant properties. The following analysis compares the results of operations for the nine and three months ended September 30, 1996 and 1995.

      Net income decreased by $22.6 million for the nine month period primarily as a result of a $15.1 gain on the sale of seven multi-family properties or 1,717 apartment units and the payoff of two mortgage loans receivable in 1995. Net income decreased by $13.7 million for the quarter ended September 30, 1996 as a result of a $5.8 million gain on the sale of a multi-family property or 372 apartment units in the third quarter of 1995. In addition, in the third quarter of 1996, the Company recorded a provision for losses on real estate investments of $7.5 million related to an impairment in carrying value on its retail portfolio. (See notes to the Consolidated Financial Statements for details.)

      Rental income increased $13.4 million or 26% for the nine month period. Overall, the increase is primarily the result of higher weighted average apartment units owned in 1996. The weighted average number of units increased by 1,789, from 8,858 units in 1995 to 10,647 in 1996. Also, growth in revenues from same-store apartment communities, which are the 19 apartment communities which are comparable for the periods presented, increased approximately 8% year-to-date when compared to 1995. Rent growth accounted for 4.6% of the increase and higher occupancies accounted for the remainder.

  B.  Results of Operations: - Continued

      For the third quarter, rental revenues increased $7.2 million or 41% for the same reasons discussed in the year-to-date comparison. The weighted average number of apartment units increased by 3,605 in 1996 along with growth in revenues from same-store apartment communities increasing approximately 7% when compared to the third quarter of 1995.

      Property operating expenses increased $3 million and $2.3 million for the nine month and three month period, respectively. Overall, the increase was the result of higher weighted average units in 1996. Also, in 1995, the Company recognized one-time savings in insurance and general and administrative expenses which lowered 1995 expenses.

      Repairs and maintenance increased $1.2 million for the nine months ended September 30, 1996 due to higher weighted average apartment units.

      Real estate taxes increased $1.1 million due to higher weighted average apartment units owned in 1996.

      Asset management fees were eliminated effective March 1, 1996 in conjunction with the Advisor Transaction. (See Overview).

      Depreciation and amortization increased 36% and 50% for the nine month and three month periods, respectively, due to a higher property asset base in 1996.

      General and administrative expenses increased for both the three and nine months ended September 30, 1996 compared to the same periods in 1995 as a result of becoming self-administered on March 1, 1996. These costs include employee salaries along with various administrative and office related expenses.

      State and corporate franchise taxes increased in 1996  due to a one-time
  reduction in 1995 for  taxes pertaining to 1994.   Corporate franchise taxes
  are expected to remain stable for 1996.

      Interest expense increased $3.3 million and $1.9 million for the nine month and three month period, respectively due to higher average borrowings under Credit Agreements and permanent financings offset by lower cost of borrowings. The following table summarizes the weighted average debt and interest expense for the three and nine months ended September 30, 1996 and 1995:

                                               Nine Months ended     Three Months ended
                                                 September 30,          September 30,
                                                  1996      1995      1996        1995
                                                       (Dollars in thousands)
            Weighted average debt outstanding:
               Fixed Rate                      $177,734   $ 88,849   $204,351   $ 94,115
               Variable rate                     73,540     94,350     96,869     95,721
                                                251,274    183,199    301,220    189,836

            Weighted average interest rates:
               Fixed rate                          7.65%     8.24%       7.62%     8.14%
               Variable rate                       6.67%     7.59%       6.60%     7.27%

      Gain on sales of properties and payoff of mortgage loans decreased for the nine month period in 1996 due to a $15.1 million gain on the sales of seven apartment complexes consisting of 1,717 units in 1995. The remainder of the gain in 1995 was the result of the payoff of two mortgages that the Company had previously purchased at a discount. In the third quarter of 1996, the Company recognized a $1.1 million gain on the sale of a 223-unit apartment complex.

      For the third quarter, gains on sales of properties and payoff of mortgage loans decreased $4.8 million. In the third quarter of 1995, the sale of a 372-unit apartment complex resulted in a gain of $5.8 million compared to the $1.1 million gain mentioned above which occurred in the third quarter of 1996.

      Non-recurring changes decreased for the nine month period in 1996 compared to 1995. In 1995, the non-recurring charges related to the costs associated with the restructuring of the Company to an UPREIT. In 1996, the non-recurring charge relates to the settlement of litigation as discussed in Note 9 to the Consolidated Financial Statements.

      Extraordinary items decreased for the nine month period in 1996 compared to 1995. In 1995, the Company paid a prepayment premium due to planned modifications to the Company s debt structure. In 1996, the Company retired costs associated with the payoff of debt as discussed in Note 3 to the Consolidated Financial Statements.

  C.  Funds from Operations(fully adjusted for operating partnership units):

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

            Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30,
            1995
                                                            Nine Months ended  September 30,

                                                              1996                1995
                                                               (Dollars in thousands)
                  Net income (loss)                        $    (7,798)         $ 14,803
                  Depreciation (including depreciation
                    related to joint ventures                   22,371            17,448
                  Amortization of goodwill                         784              -
                  Minority interest                               (690)              151
                  Gains of sale of investments and
                    payoff of mortgage loans receivable         (1,084)          (15,179)
                  Non-recurring charges                            287             1,728
                  Costs associated with the refinance of
                    debt                                           164               253
                  Valuation reserve                              7,500               -

                  Funds from operations                    $    21,534        $   19,204

                  Weighted Average:
                   Shares                                   25,393,072        25,392,513
                   Units                                     2,241,607           299,821
                                                            27,634,679        25,692,334

      For the nine months ended September 30, 1996 FFO was $21,534,000 or $0.78 per share, versus $19,204,000 or $.75 per share for the nine months ended September 30, 1995.

            Same-store Multi-family Communities

                                              Nine Months Ended September 30,
                  Change                     1996           1995           %

                  Revenues                  $36,391        $33,747        7.83%
                  Expenses                   17,199         16,462        4.48%
                    Net operating income    $19,192        $17,285       11.03%

                  Average occupancy           95.8%          92.2%
                  Average monthly rent
                    Per unit                  $630           $602

      FFO for the same-store communities increased approximately 11% in the first nine months of 1996 compared to 1995. Growth in same-store multi-family revenues was approximately 8% year-to-date when compared to the prior year period. Rent growth accounted for 4.6% of the increase and higher occupancies contributed to the remainder. Occupancy at September 30, 1996 was 95.5%.

      Expenses grew 4% year-to-date when compared to the prior year. In 1995, the Company recorded one-time expense savings in insurance and general and administrative expenses.

               Same-store Retail Properties

                                               Nine Months Ended September 30,
                                             1996           1995         %Change

                  Revenues                  $10,697        $10,430        2.56%
                  Expenses                    3,765          3,459        8.85%
                    Net operating income    $ 6,932        $ 6,971       (0.56%)

                  Average occupancy            93.9%          95.5%

      FFO for same-store retail decreased slightly in the first nine months of 1996 compared to 1995. Same-store retail revenues grew slightly in the nine months ended September 30, 1996 when compared to the same period in 1995. Average occupancies have decreased in both periods as a result of tenant losses in three retail assets and the closing of 10,000 square feet of commercial office space at another property. The former office space will be replaced with additional retail space that is currently in lease-up.

      Expenses are up as a result of increased real estate taxes and inordinate snow removal expenses. Most of these expenses will be billed back to tenants and are accrued in revenues. However, these revenues are partially offset by the occupancy losses discussed above. Occupancy at September 30, 1996 was 93%.

      Berkshire, as previously announced, intends to prudently divest of its retail assets over time and reinvest the proceeds into multi-family communities. Growth in FFO from apartments has far outpaced growth from the retail assets. Over the long term, a shift from retail to residential should generate increased FFO and allow the Company to focus completely on apartment communities.

      The Company is actively marketing the sale of four if its wholly-owned retail assets. If sold, the proceeds will fund the acquisition or development of multifamily properties. As part of this divestiture strategy, Berkshire has recorded a provision for losses of $7,500,000 for what it considers to be the difference between the book value of its retail portfolio and the expected eventual net sales prices. This adjustment does not impact FFO.

  D.  Acquisitions and Development:

      In 1996, the Company completed the acquisition of seven multi-family communities for a total of 2,817 units. The first acquisition, The Point Apartments, is a 1,119 unit high-rise property in Silver Springs, Maryland. The property was contributed by a related party for $52.3 million. The
  Company assumed $35.5 million in 30-year fixed financing at 7.58% and issued non-voting Operating Partnership (OP) Units in exchange for the asset. First year stabilized yield after an additional $11 million in rehabilitation costs is expected to be 9.5%.

      A second acquisition included five multi-family communities in Dallas and Fort Worth, Texas. One asset (318 units) was purchased with cash from an unrelated seller for $8.7 million and is expected to generate a 10.1% yield upon stabilization. The four remaining assets (1,104 units) were purchased as a package from another unrelated seller for $28.7 million which was acquired with the assumption of $5.8 million in debt, $4.1
  million in  Operating  Partnership  Units and  the remainder  in  cash.   An
  additional asset (336 units) in the package was closed in the fourth quarter at a price of $10.25 million with the assumption of $6.3 million in bond financing, the issuance of $1.3 million in OP units and cash. The stabilized unleveraged yield on this package is expected to be 10%.

      In the third quarter, the Company acquired Hunters Glen Apartments, a 276-unit apartment community in Plano, Texas. The purchase price was $10 million which included the assumption of $5.5 million in debt. The company expects an unleveraged initial yield on this asset of 10%.

      During the second quarter, the Company stabilized development properties in Raleigh, North Carolina (272 units) and Atlanta, Georgia (112 units). The property in Raleigh, North Carolina is 95% occupied with average rents of $848 per unit while the property in Atlanta, Georgia is also 95% occupied with average rents of $947 per unit. The Company has substantially completed a 72-unit development project while an additional 96 units will be completed later this year. Both projects are additional phases to two existing properties and will cost $11.3 million. The Company is expected to begin an additional new development this year in Durham, North Carolina.

  E.  Liquidity and Capital Resources:

      Historically, operations, debt financing and sales of assets have been the sources of capital employed by the Company. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing and proceeds from asset sales have been used to finance acquisitions, development, and rehabilitation of apartment communities.

      The Company's policy is to pay dividends to investors as a percentage of Funds from Operations ("FFO"). For the past three years, the Company has paid between 85% and 88% of FFO in dividends, retaining the rest for recurring capital expenditures and working capital. The Company expects to increase both FFO and dividends in the future but will strive to gradually reduce the payout ratio so as to utilize some internally generated funds for growth. On November 5, 1996 the Board approved a dividend of $.225 per share payable on February 15, 1997 to the shareholders of record on February 1, 1997. Dividends paid were $.225 in the third quarters of 1995 and 1996.

      The Company has a policy to maintain leverage at or below 50% of reasonably estimated fair value of assets. By employing moderate leverage ratios, the Company can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders. Debt as a percentage of fair value of real estate assets as estimated by management was approximately 44% at September 30, 1996. Additionally, the Company s debt service coverage is 2.4 to 1.

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

      The Company conservatively manages both interest rate risk and maturity risk. Through the use of the swap, the Company has hedged interest rate risk on approximately 44% of its variable rate debt as of September 30, 1996 and has 17% of total indebtedness as unhedged variable rate debt. Weighted average fixed debt maturities are 11.4 years as of September 30, 1996.

      The Company has adequate sources of liquidity to meet its current cash flow requirements including dividends, capital improvements as well as planned acquisitions.

  F.  Business Conditions/Risks:

      The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's stabilized apartment communities, physical occupancy was 95.5% as of September 30, 1996 which is at or above current market occupancies. In addition, the Company continues to maintain competitive rental rates. The Company's management team achieves this by superior service combined with well-maintained assets which sets the Company apart from its competition. Through this management effort, the Company expects to realize solid performances from the real estate assets and to continue its favorable rental conditions, however, no assurances can be made in this regard.

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

  Item 3.      Defaults upon Senior Securities
               Response:  None

  Item 4.      Submission of Matters to a Vote of Security Holders
               Response:  None

  Item 5.      Other Information
               Response:  None

  Item 6.      Exhibits and Reports on Form 8-K
               (a)   Exhibits

               Credit Agreement

               (10.1) Amendment No. 1 of Amended and Rested 1992 Credit Agreement among the Company and The First National Bank of Boston and NationsBank of Texas, N.A. as of March 1, 1996.

               (10.2) Amendment No. 2 of Amended and Rested 1992 Credit Agreement among the Company and The First National Bank of Boston and NationsBank of Texas, N.A. as of March 1, 1996.

               (10.3) Amendment No. 3 of Amended and Restated 1992 Credit Agreement among the Company and The First National Bank of Boston and Mellon Bank, N.A. as of June 26, 1996.

               (10.4) Amendment No. 3 of Amended and Restated 1992 Credit Agreement among the Company and The First National Bank of Boston and Mellon Bank, N.A. as of July 16, 1996.

               (10.5) First Amendment to Master Credit Facility Agreement among BRI OP L.P., BRI River Oaks L.P., BRI Texas Apartments L.P. and Hidden Oaks Partnership and Washington Mortgage Financial Group, LTD and Federal National Mortgage Association as of March, 1996.

               (b)   Report on Form 8-K

                        Date      Event Reported       Financial Statements
                   May 29, 1996  Property Acquisition          None

                        Report on Form 8-K/A

                        Date      Event Reported       Financial Statements
                   July 29, 1996 Property Acquisition           Yes

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

  DATE:             November 13, 1996