Form 10-K
period 1996-12-31
BERKSHIRE REALTY CO INC /DE
filed 1997-03-31
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K
(Mark One)



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended           December 31, 1996
                                    -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from                  to
                                      ---------------      ------------------

       Commission file number            1-10660
                              -----------------------------------------------

                         Berkshire Realty Company, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            04-3086485
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


470 Atlantic Avenue, Boston, Massachusetts                       02210
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           (617) 423-2233
                                                       ------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title                                   Name of Exchange on which Registered
   -----                                   ------------------------------------

Common Stock                                      New York Stock Exchange
$.01 par value
Warrants to purchase common stock                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

Aggregate market value of voting securities held by non-affiliates of the registrant was approximately $244,838,298 as of December 31, 1996.

As of February 1, 1997 there were 25,393,369 shares of the registrant's common stock outstanding.

Documents incorporated by reference:  See Item 14 herein.

The exhibit index is located on pages 25-34.

The total number of pages in this document is 76.

                                     PART I

ITEM 1.   BUSINESS
-------

Organization
------------

     Berkshire Realty Company, Inc. and Subsidiaries (the "Company") was formed on April 26, 1990 and commenced operations on June 27, 1991, as an equity real estate investment trust ("REIT"). The Company's several wholly-owned qualifying REIT subsidiaries have been formed in connection with multi-family asset acquisitions and financings. On June 4, 1991 at a special meeting, the Unitholders of Krupp Cash Plus-III Limited Partnership and Krupp Cash Plus-IV Limited Partnership (collectively the "Participating Cash Plus Partnerships") voted in favor of and agreed to participate in an exchange (the "Exchange") with the Company. On June 27, 1991, the Company, a Delaware corporation, exchanged 25,097,923 of its Shares for the assets, subject to the liabilities, of the Participating Cash Plus Partnerships. The Participating Cash Plus Partnerships then distributed the Shares received in the Exchange to their respective investors and the Participating Cash Plus Partnerships were then dissolved.

     In 1995, the Company was restructured to an umbrella partnership real estate investment trust ("UPREIT"). On May 1, 1995, the Company's assets, subject to its liabilities, were transferred to a newly formed subsidiary ("Operating Partnership") of which the Company is the general partner and currently 88.15% owner. Upon transfer of its net assets, the Company was issued 25,392,452 units of the Operating Partnership ("Units") which was equal to the number of Shares outstanding on May 1, 1995.

     To permit the organization of the Operating Partnership, on May 1, 1995 an affiliate of Berkshire Realty Advisor Limited Partnership ("Advisor"), contributed $5,000 and The River Oaks Apartments subject to mortgage debt of $5.4 million on May 1, 1995 at a valuation of $10,500,000 approved by the independent members of the Board of Directors. The seller received 534,975 Units for its interest ("Minority Interest") in the Operating Partnership in exchange for the property. Under the agreement, the Company may not sell the River Oaks Apartments for a period of three years following the closing date. The contribution was accounted for using the purchase method. The River Oaks is a 17-story, 136-unit, multi-family complex located in the exclusive River Oaks area of Houston, Texas.

     On March 1, 1996 the Company acquired, via contribution, the advisory and development services business (the "Advisor Transaction") of the Berkshire Companies Limited Partnership, in exchange for 1,300,000 newly issued Units of the Operating Partnership. Additional Units, up to a total of $7.2 million, may be issued to the transferor during a six-year period if certain Share price benchmarks are achieved. (See Note C to the Consolidated Financial Statements). The Units are convertible only upon shareholder approval. This acquisition enabled the Company to assume the existing Advisory Services agreement which eliminated fees previously incurred by the Company for asset management, acquisition and disposition functions. The Company outsourced with affiliates of certain directors and officers for certain administrative services such as shareholder relations, computer systems and support, and legal services.

     Besides becoming self-administered, the Board of Directors and management determined that the Company should become self-managed. Subsequent to year end, on February 26, 1997, based on the recommendation of a Special Committee of the Independent Directors, the Board approved the acquisition of the multifamily property management business of an affiliate of certain officers and directors for 1,700,000 Units in the Operating Partnership. The transaction was valued at $17.6 million (based on a $10.375 per share price), closed on February 28, 1997, and will be recorded as intangible assets and goodwill.

     The Company has an infinite life, however the Company's Certificate of Incorporation, as amended, requires the Company's Board of Directors (the "Board") to prepare and submit a Plan of Liquidation to the Shareholders on or before December 31, 1998. The Plan of Liquidation would become effective if approved by Shareholders holding a majority of the Shares then outstanding. Based upon current market conditions, management does not believe that it is likely the shareholders would liquidate the Company. The Company is operating under the assumption it will remain a going concern indefinitely.

Company Purpose
---------------

     The purpose of the Company is to create value for shareholders through skillful acquisition, development, rehabilitation and operation of apartment communities. Providing residents a high quality living experience through superior service-driven management is imperative to the Company's success.

Business Strategy
-----------------

     The Company continues its focus as a growth oriented equity REIT specializing in the ownership and operation of quality apartment communities. The Company is committed to maintaining a balance between prudent geographic diversification and specific market specialization by limiting operations to a specific group of carefully selected markets. While the Company primarily invests in equity interests in real estate, it has also invested in multi-family mortgage loans with the potential for subsequent ownership of the underlying property.

     The Company targets five regions to operate its multi-family communities:
Georgia/Tennessee, the Carolinas, Florida, Texas and the Maryland/D.C. area. The Company has regional offices in these regions in order to provide our residents with quality service.

     The Company's business plan objectives are to increase shareholder returns by a) improving the profitability of the existing real estate portfolio by maximizing cash flows through higher occupancies, rent increases, low tenant turnover and control of operating expenses, b) providing high quality services and a superior living experience to our residents which meets market requirements and the needs of residents, c) prudently acquiring and developing quality apartment communities which provide a solid current return with potential for increased cash flow through growth in occupancy and rental rates, and d) selling properties if their retention will no longer contribute to the achievement of the above-mentioned goals. In addition, the Company may implement programs of expansion and renovation of any property to increase cash flow growth and appreciation potential.

     While Berkshire's long term plan is to hold its properties and increase earnings, there are four reasons management will recommend a sale: 1) when a property with a low yield potential can be sold with the proceeds reinvested at a significantly higher yield; 2) when profit margins of a property are judged too low and can be replaced by another property with better operating leverage;
3) when a property is the only property owned in a market in which the Company does not plan to expand, or 4) when a specific market is judged to be going into decline.

Financing Strategy
------------------

     The Company's policy is to limit debt (including debt under lines of credit) to 50% of the estimated fair value of assets. This prudent level of debt should insure that debt service requirements are adequately funded with operating cash flows.

     The Company may seek additional capital through additional equity offerings, debt offerings or retention of cash flows, or a combination thereof. The net proceeds of any capital offering will be contributed to the Operating Partnership in exchange for Units in the Operating Partnership. The Company may also issue senior securities such as preferred stock or debt securities, which may be convertible to stock. Additionally, the Company will continue to finance, when possible, the acquisition of apartment communities in exchange for Operating Partnership Units.

Other Matters
-------------

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

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This Statement requires that long-lived assets be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     As of December 31, 1996, the Company has recorded $12 million in provisions for losses on the wholly-owned and joint venture retail assets as a result of the Company's strategic decision to divest of its retail portfolio over time and redeploy proceeds in multifamily assets. In the third quarter of 1996, the Company began actively marketing four of its wholly-owned retail centers, one of which was sold in December 1996. As a result of these efforts, the Company has reclassified these centers to assets held for sale and has recorded a provision for losses of $4.2 million which represents the difference between carrying value and estimated fair value less cost to sell. Depreciation will no longer be recorded on these assets.

     A fifth retail center, which is not currently for sale had a significant lease restructuring during the third quarter of 1996. As a result of this situation, the Company has recorded a provision for a loss of $3.3 million which represents the difference between carrying value and estimated fair value. Depreciation will be calculated on the adjusted book value of this asset.

     Finally, one of the Company's joint venture investments, Brookwood Village, recorded a $9 million provision for loss, of which $4.5 million represents the Company's pro-rata share of the provision.

Employees
---------

     At December 31, 1996, the Company had 704 employees.

ITEM 2.   PROPERTY
-------

     As of December 31, 1996, the Company had investments in 41 properties in 9 states consisting of 35 apartment communities having in the aggregate 12,435 units and 6 retail centers with a total of 1,568,811 square feet of leasable space. Two of the retail centers are owned through joint ventures with affiliates of the Company. In addition, the Company owns a mortgage loan collateralized by a multi-family apartment complex located in Florida, two development projects located in Greenville, South Carolina and Mauldin, South Carolina totaling 296 units and 96 units, respectively, and two parcels of land for future development located in Durham, North Carolina, and Dallas, Texas.
Schedule III and IV and Notes D, E and F to the Consolidated Financial Statements included in Appendix A to this report contain additional detailed information with respect to individual assets.

     The Company's apartment communities and three of the wholly-owned retail centers have been pledged as collateral for various debt incurred by the Company.

     The following table summarizes the Company's real estate investments at December 31, 1996 and also sets forth the aggregate number of apartment units and the amount of current leasable commercial square footage by geographic region. The table does not reflect the value of the Company's investments.


                                Wholly-Owned                                  Joint Venture
                                ------------                                  -------------
Region                Multi-family                 Retail                            Retail            Mortgage Loans
------                ------------                 ------                            ------            --------------
                    Properties      Units    Properties        Sq.Ft.      Properties        Sq.Ft.   Properties  Units
                    ----------      -----    ----------        ------      ----------        ------   ----------  -----

Carolinas              10           3,133        -               -             -               -
Georgia/
  Tennessee             6           2,036        3            690,027          -               -
Florida                 6           1,752        1             83,962          -               -           1       120
Texas                  11           4,181        -               -             -               -
Maryland/DC             1           1,119
Other                   1             214        -               -             2            794,822(1)
                       --           -----        -            -------          -            -------

                       35          12,435        4            773,989          2            794,822        1       120
                       ==          ======        =            =======          =            =======        =       ===


         (1) The Company owns a 50.1% joint venture interest and a 50% joint venture interest in these properties.

     The following table provides a more detailed description of the individual properties in which the Company has an interest at December 31, 1996. The occupancy rates presented below are based on physical occupancy, without reference to whether leases in effect are at, below, or above market rates and without reference to lease-up incentives or concessions.


                                                                                                                         Avg. Rent
Apartment                                                          Year                          Avg.Occupancy           Per Apart.
Communities                    Location                          Acquired          Units        1996       1995            1996
-----------                    --------                          --------         -------       ----       ----            ----
Carolinas Region
----------------

South Carolina
Brookfield Trace(1)(6)         Mauldin (Greenville)                1995             204          92%        97%            $967
Brookwood Valley(6)            Mauldin (Greenville)                1995             226          94%        97%             624
Howell Commons(6)              Greenville                          1988             348          92%        96%             518
Huntington Downs(6)            Greenville                          1988             502          94%        96%             600
The Oaks(6)                    Mauldin (Greenville)                1990             176          93%        97%             644
Roper Mountain(6)              Greenville                          1988             248          95%        98%             514
Stoneledge(6)                  Greenville                          1988             320          92%        97%             538

North Carolina
Cumberland Cove (1)(6)         Raleigh                             1991             552          96%        98%             753
East Lake(6)                   Charlotte                           1993             214          95%        98%             650
The Timbers(6)                 Charlotte                           1993             343          95%        96%             575

                                                                                                                         Avg. Rent
                                                                    Year                         Avg. Occupancy          Per Apart.
Apartment Communities          Location                            Acquired         Units        1996       1995           1996
---------------------          --------                            --------          -----        ----       ----           ----
Georgia/Tennessee Region
------------------------
Georgia
Arbors at
  Breckenridge(1)(6)           Duluth (Atlanta)                    1993             514          94%        95%            $750
Avalon on
  Abernathy(6)                 Atlanta                             1992             240          95%        95%             891
Huntington Chase(1)(6)         Norcross (Atlanta)                  1993             467          93%        96%             776

Tennessee
---------
British Woods(6)               Nashville                           1995             264          93%        96%            646
Highland Ridge(6)              Madison (Nashville)                 1995             280          92%        94%            531
Windover(6)                    Knoxville                           1995             271          90%        93%            588

Florida Region
--------------
Altamonte Bay Club(6)          Altamonte                           1992             224          95%        94%            610
                                 Springs (Orlando)
Lakes at Jacaranda(6)          Plantation (Broward County)         1990             340          94%        92%            824
Newport(6)                     Tampa                               1992             320          96%        96%            513
Park Colony(6)                 Hollywood (Broward County)          1994             316          95%        95%            759
Plantation Colony(6)           Plantation (Broward County)         1993             256          95%        96%            750
Woodland Meadows(6)            Tamarac (Broward County)            1992             296          97%        93%            668

Texas Region
------------
Benchmark (6)                  Irving (Dallas)                     1996             250          95%        N/A            579
Golf Side (6)                  Halton City (Dallas)                1996             402          90%        N/A            442
Hunters Glen (6)               Plano (Dallas)                      1996             276          96%        N/A            625
Indigo on Forest(3)(6)         Dallas                              1994           1,217          93%        84%            589
Kings Crossing (2)(6)            Kingwood (Houston)                1994             404          92%        91%            614
Kingwood Lakes (2)(6)            Kingwood (Houston)                1994             390          94%        84%            607
Pleasant Woods (6)             Dallas                              1996             208          95%        N/A            548
Prescott Place (6)             Mesquite                            1996             318          95%        N/A            499
Prescott Place II (6)          Mesquite                            1996             336          95%        N/A            497
Providence (6)                 Dallas                              1996             244          83%        N/A            494
River Oaks(6)                  Houston                             1995             136          92%        98%          1,994

D.C. Area
---------
Berkshire Towers (6)           Silver Spring, Maryland             1996           1,119          91%        N/A            827

Other
-----
New York
Southpointe at
  Massapequa(6)                Massapequa, New York                1992             214          99%        98%          1,164
                                                                                 ------          ---        ---

                               Total                                             12,435          93%        94%
                                                                                 ======          ===        ===


Retail                                                             Year                                   Year End Occupancy
Property                       Location                          Acquired           Sq.Ft.                1996           1995
--------                       --------                          --------           ------                ----           ----

Georgia/Tennessee Region
------------------------
Banks Crossing(6)              Fayetteville (Atlanta)              1987             243,660                 98%           100%
Crossroads(6)                  Jonesboro (Atlanta)                 1987             211,186                 98%            98%
Tara Crossing                  Jonesboro (Atlanta)                 1987             235,181                 90%            92%

Florida Region
--------------
College Plaza                  Fort Myers                          1987              83,962                 95%            94%

Other Region
------------
Alabama
Brookwood Village (4)          Birmingham                          1986             474,138                 93%            94%

New York
Spring Valley (5)              Spring Valley                       1988             320,684                 98%            98%
                                                                                  ---------

                               Total                                              1,568,811
                                                                                  =========


(1) Occupancy figures for 1995 do not include units which were constructed in 1995.

(2) The properties suffered extensive flood damage late in 1994 which impacted 1995 occupancies.

(3) Indigo underwent a significant tenant repositioning and rehabilitation in late 1994 and 1995 which impacted occupancies.

(4) The Company holds a 50% joint venture interest in this property.

(5) The Company holds a 50.1% joint venture interest in this property.

(6)              These properties are pledged as collateral to outstanding debt.
                 See Notes H and I to the Consolidated Financial Statements which are included in Appendix A to this report.

ITEM 3.   LEGAL PROCEEDINGS
-------

     There are no material pending legal proceedings to which the Company is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

     None.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock is traded on the NYSE under the symbol BRI. The high and low prices of the Company's common stock based on a composite average for each quarter during 1996 and 1995 and dividends declared for such common stock are:

                                                                      Dividends
          Quarter Ended                  High             Low           Paid
          -------------                  ----             ---         ---------

          March 31, 1996                 10 3/8           9 3/4          $.225
          June 30, 1996                  11               9 7/8           .225
          September 30, 1996             11               9 5/8           .225
          December 31, 1996              10 1/4           9 3/8           .225
                                                                         -----
                                                                         $.900
                                                                         =====


          March 31, 1995                 10               9              $.215
          June 30, 1995                  10 1/4           9 1/4           .225
          September 30, 1995             10 3/8           9 1/2           .225
          December 31, 1995              10 1/8           9 1/4           .225
                                                                         -----
                                                                         $.890
                                                                         =====

     The Company's common stock warrants are traded on the NYSE under the symbol "BRI/WS". The warrants were admitted to trading on September 7, 1994, as discussed below. The high and low prices of the Company warrants based on a composite average for each quarter during 1996 and 1995 are:

          Quarter Ended                           High            Low
          -------------                           ----            ---

          March 31, 1996                         $.69            $.50
          June 30, 1996                           .75             .56
          September 30, 1996                      .69             .44
          December 31, 1996                       .56             .31


          March 31, 1995                         $.75            $.56
          June 30, 1995                           .69             .38
          September 30, 1995                      .50             .31
          December 31,1995                        .75             .41

     In 1994, a court ordered settlement of a class action-suit related to the Exchange provided that the Company issue three million stock warrants to the plaintiff class. Upon exercise, each stock warrant entitles the holder to the right to acquire one share of common stock of the Company. For further information see Note T to Notes to the Consolidated Financial Statement included in Appendix A to this report.

     The Company's practice is to review and declare its dividend quarterly, and to establish a dividend rate that is supportable by funds from operations, after considering capital expenditures necessary for the maintenance of the real estate investments. On February 6, 1997, the Board approved a dividend of $.225 per Share payable on May 15, 1997 to the Shareholders of record on May 1, 1997.

     The Company is authorized to repurchase or otherwise acquire Shares in the open market or in negotiated transactions if the Board determines such actions are in the best interest of the Company and of the Shareholders. Through December 31, 1992, the Company had purchased a total of 506,497 shares for approximately $1,743,075, inclusive of brokerage commissions. No shares have been repurchased since that time.

     As of January 31, 1997 there were approximately 28,400 holders of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA
-------

     The following table sets forth selected financial information regarding the Company's financial position. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.


                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                (Dollars In Thousands, Except Per Share Amounts)

                                            1996                1995                 1994               1993                1992
                                         ---------           ---------            ---------          ---------            --------
Operating Data:
---------------


Rental revenue                             $89,451             $70,068              $63,222            $44,236             $34,493
Total revenues                              93,002              74,441               68,470             50,071              39,602
Property operating
  expenses including property
  management fees                           42,353              33,347               31,826             21,867              17,283
Depreciation and amortization               30,171              21,984               19,507             14,384              12,414
Provision for losses on
   real estate investments (5)               7,500                 -                    -                  -                   -
Interest expense                            20,501              15,618               10,794              3,858                 334
Joint venture net income(loss)              (3,009)              1,407                1,178              1,137               1,057
Income (loss) from operations              (15,178)              1,978                4,244              7,728               7,462
Gains (losses) on sales of
   investments                                  58              15,603                4,069                -                  (152)
Non-recurring charges (1)(2)(3)               (442)             (1,728)              (2,555)            (1,225)                -
Minority interest                            1,418                (154)                 -                  -                   -
Extraordinary items (4)                       (164)               (914)                 -                  -                   -
Net income (loss)                          (14,308)             14,786                5,757              6,503               7,310

Per Share Data:
---------------

Net income (loss)                            $(.56)               $.58                 $.23               $.26                $.29

Dividends paid                                $.90                $.89                 $.86               $.80               $1.15

Weighted average
Shares outstanding                      25,393,147          25,392,621           25,391,478         25,391,426          25,467,044

Balance Sheet Data:
-------------------

Total Assets                              $569,670            $486,968             $458,207           $412,516            $342,482

Real estate, excluding
   joint ventures, before
   accumulated depreciation               $585,795            $465,846             $448,058           $373,055            $296,380

Long-term fixed rate                      $206,837            $155,201              $88,279                -                   -
   obligations

Other Information:
------------------

Apartment units owned,
 end of year                                12,435               9,433                9,385              7,554               5,721


                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA



(1) Non-recurring charges in 1993 and 1994 relate to the settlement of litigation. See Note N to the Consolidated Financial Statements.

(2) The non-recurring charge in 1995 is related to costs associated with the restructuring of the Company. See Note N to the Consolidated Financial Statements.

(3) The non-recurring charge in 1996 is related to costs associated with the restructuring of the Company and litigation related to a property disposition. See Note N to the Consolidated Financial Statements.

(4) The extraordinary items in 1996 and 1995 relate to costs associated with the refinancing or retirement of debt.

(5) As reflected in the Notes to the Consolidated Financial Statements, the Company recorded a $7,500,000 provision for losses on its retail assets which represents the difference between carrying value and estimated fair value less cost to sell.

ITEM 7.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------   OF OPERATIONS

A.   Overview and Organization:
     --------------------------

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

     The Company is a Real Estate Investment Trust ("REIT") whose operations consist primarily of the acquisition, development, rehabilitation and management of apartment communities located in the Southeast and Texas. As of December 31, 1996, the Company owns 35 apartment communities consisting of 12,435 units and also has investments in six retail centers, two of which are held in joint venture investments. Over the next two to three years, the Company expects the retail properties will be marketed for sale and subsequently replaced with multi-family properties. The Company also has approximately 320 multifamily units under development.

     UPREIT Reorganization:
     ----------------------

     The Company reorganized as an Umbrella Partnership ("UPREIT") on May 1, 1995 whereby the Company contributed substantially all of its assets subject to all liabilities to BRI OP Limited Partnership ("Operating Partnership") in which the Company is General Partner. In addition, on May 1, 1995, George and Douglas Krupp and other minority investors in GN Limited Partnership contributed River Oaks Apartments in exchange for 534,975 units ("Units") in the Operating Partnership. The Units are convertible to shares only upon shareholder approval. The purpose of becoming an UPREIT is to allow the Company to offer Units in the underlying Operating Partnership in exchange for assets from tax-motivated sellers. Under certain circumstances, the exchange of Operating Partnership Units for a seller's assets will defer the tax liability associated with the sale. Effectively, this allows the Company to use Operating Partnership Units instead of stock or cash to acquire properties which provides an advantage over non-UPREIT entities.

     Advisor Transaction:
     --------------------

     Until early 1996, the Company was advised by Berkshire Realty Advisors ("Advisor"), an affiliate of certain directors and officers of the Company, including George and Douglas Krupp. The Board of Directors determined that it was in the best interest of the shareholders to become self-advised. Therefore, on February 28, 1996, the Board, acting on the recommendation of a Special Committee comprised of the Independent Directors, approved the acquisition via contribution of the advisory and development services business ("Advisor Transaction") of the Advisor in exchange for 1,300,000 newly issued Units of the Operating Partnership. The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a self-administered REIT.

     In conjunction with the Advisor Transaction, additional Units, up to a total of $7.2 million in value, may be issued to the contributor during a six year period if certain Share price benchmarks are achieved. (See Note C to Consolidated Financial Statements.) As of December 31, 1996, no additional Units have been issued.

     The Advisor Transaction was accounted for under the purchase method. The value of the transaction was based on 1,300,000 units at a share price of $10, or $13 million, which was recorded as goodwill and is amortized on a straight-line method over a 10-year period. Also, legal fees and professional services expenses associated with the Advisor Transaction were capitalized and are being amortized over the same 10-year period.

     Property Management Transaction:
     --------------------------------

     Besides becoming self-administered, the Board of Directors and management determined that the Company should become self-managed. On February 26, 1997, based on the recommendation of a Special Committee of the Independent Directors, the Board approved the acquisition of the multifamily property management business of an affiliate of certain officers and directors for 1,700,000 Units in the Operating Partnership. The transaction was valued at $17.6 million (based on a $10.375 per share price) which closed on February 28, 1997, and will be recorded as intangible assets and goodwill.

     The acquired property manager manages 57 multifamily assets, 35 of which are the Company's and the remainder are primarily owned by affiliated partnerships of certain officers and directors. By becoming self-managed the Company will no longer pay management fees and reimbursements for multifamily assets and will receive fees and reimbursements for managing the assets of others. In addition, the Company assumed approximately 85 non-site employees engaged in the operation of the property manager. The transaction is expected to add approximately $.05 per share to funds from operations ("FFO") on an annualized basis and should impact 1997 FFO by approximately $0.04 per share.

     Ownership:
     ----------

     Certain officers and directors and their affiliates own the following percentages of the Company and the Operating Partnership:

                                                 Related Party Ownership
                                                 -----------------------
                                                  BRI                OP
                                                  ---                --
     As of December 31, 1996                      2%                 10%

     As of March 1, 1997                          2%                 16%

     As of December 31, 1996, the Company had a 1% General Partner and an 87% limited partner interest in the Operating Partnership. As of March 1, 1997, this had changed to a 1% General Partner interest and 80% limited partner interest in the Operating Partnership.

B.   Results of Operations:
     ----------------------

     The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made as to constant properties, communities sold and acquired during the periods as well as development activities so as to explain the changes in the Company's results of operations.

Summary Overview
----------------

     1996 to 1995
     ------------

     The Company reflected a net loss of $14.3 million in 1996 compared to net income of $14.8 million in the prior year. In 1995, the Company recorded a $15.6 million gain on the sale of properties and the payoff of two mortgage loans. The sales included seven multifamily properties or 1,717 apartment units. Whereas in 1996, the Company recorded $12 million in provisions for losses on its wholly-owned and joint venture retail investments. The Company has announced a plan to liquidate the retail portfolio over the next several years and reinvest the proceeds into acquisitions or development of multifamily assets. This divesture strategy necessitated the valuation adjustments which represent the differences between current market value of these assets and their carrying value (See Note D to the Consolidated Financial Statements for additional details).

     1995 to 1994
     ------------

     From 1994 to 1995, net income increased approximately $9 million, primarily because of gains of $15.6 million recognized on sales of assets in 1995 compared to $4.1 million in gains recorded in 1994.

Income and Expenses
-------------------

     Rental income and property operating expenses, including repairs and maintenance and real estate taxes increased for both periods primarily due to increased weighted average apartment units. Rental revenues for the year ended December 31, 1996 increased $18.6 million or 25% over the prior year and the property operating expenses mentioned above increased $8.1 million or 27% for the same periods. Average apartment units increased 23.6% between 1995 and 1996.

Revenues for 1995 increased over 1994 by $6.0 million or 8.7% and property operating expenses increased by $1.2 million or 7.2%. Average apartment units increased in 1995 over 1994 by 7%. Detail of the Company's apartment unit growth is set forth below:


                                                 1996              1995                1994
                                                 ----              ----                ----

Weighted Average Units:
     Total                                     11,022             8,914               8,326
     Increase                                   2,108               588               2,326
     Percent Increase                           23.6%              7.1%               39.5%

Apartment Units:
     Beginning of period                        9,433             9,385               7,554
         Acquired                               3,153             1,381               1,533
         Sold                                    (223)           (1,717)               (496)
         Completed developments                    72               384                  -
         Converted from loans to
            real estate                           -                -                    794
                                               ------            ------               -----

     End of period                             12,435             9,433               9,385
                                               ======            ======               =====



     Depreciation and amortization increased $7.1 million from 1995 to 1996 and $2.5 million from 1994 to 1995 due to an increased property asset base in both periods. In addition, amortization of goodwill associated with the 1996 Advisor Transaction accounted for $1.1 million of the increase from 1995 to 1996.

     General and administrative expenses increased in 1996 compared to 1995 as a result of becoming self-administered on March 1, 1996. These costs include employee salaries and benefits, administrative and office related expenses. With respect to 1994 compared to 1995, general and administrative expenses decreased due to overall savings in legal, audit and transfer agent expenses.

     State and corporate franchise taxes in 1996 are higher than in 1995 because a one-time reduction for taxes pertaining to 1994 is reflected in 1995.

Interest Expense
----------------

     Interest expense has increased in each of the last three years because the Company has largely employed debt capital for acquisitions and development activities. The following is an analysis of weighted average debt outstanding and interest rates for each of the years presented. (Dollars in thousands.)

                                       1996            1995            1994
                                       ----            ----            ----

Weighted Average
     Debt Outstanding
        Fixed Rate                  $185,616        $ 98,115        $ 51,840
        Variable Rate                 78,577          89,957          88,586
                                    --------        --------        --------
              Total                 $264,193        $188,072        $140,426
                                    ========        ========        ========

Weighted Average
     Interest Rates
        Fixed Rate                     7.47%           8.39%           8.15%
        Variable Rate                  6.73%           7.49%           6.51%

     In 1996, average fixed rate debt increased approximately $88 million primarily due to debt which was assumed with the acquisitions of three properties and the conversion of $13.3 million from variable to fixed rate debt.

     In 1995, average fixed rate debt increased by approximately $46 million primarily because $61 million of fixed rate debt acquired in the second quarter of 1994 was outstanding for all of 1995. In addition, the Company added $17.8 million of fixed rate debt by financing the two Kingwood, Texas assets in June 1995.

     The following represents total debt and weighted average cost of debt (coupon interest rate plus amortization of financing costs) at December 31, 1996:
(Dollars in thousands)

                                        Balance                  Weighted
                                      Outstanding              Average Cost
                                      -----------              ------------

        Fixed Rate                      $206,837                   8.0%
        Variable Rate (1)                 88,329                   7.1%
                                        --------
                                        $295,166
                                        ========

(1) The Company entered into a five-year interest rate swap contract with a bank in November 1995. The swap contract is for a $40 million notional contract fixing variable rate exposure on that amount at 6.06% plus the spread paid to lenders under the revolving credit agreements.

     Asset management fees were eliminated effective March 1, 1996 in conjunction with the Advisor Transaction. (See Overview).

     Joint venture net loss was $3 million in 1996 compared to net income of $1.4 million in 1995. One joint venture recorded a provision for a loss of $9 million which represents the difference between carrying value and estimated fair value less costs to sell. The Company's pro-rata share of this provision is $4.5 million. As discussed above, this valuation adjustment is the result of the Company's strategic decision to divest of its retail investments.

     Gain on sales of properties and payoff of mortgage loans was $58,000 in 1996 compared to $15.6 million in 1995. In 1995, the gains were the result of the sales of seven apartment complexes consisting of 1,717 units. The remainder of the gain in 1995 was the result of the early payoff of two mortgages that the Company had previously purchased at a discount. The Company sold two assets in 1996 for a net gain of $58,000. When comparing 1994 to 1995, the $11.5 million increase was due to 1,717 apartment units being sold in 1995 compared to 496 apartment units sold in 1994.

     Non-recurring charges of $442,000 were recorded in 1996 and represent costs associated with the settlement of litigation on an asset sold in January 1994. In 1995, non-recurring charges of $1.7 million related to the costs associated with reorganizing as an UPREIT. And in 1994, non-recurring charges of $2.6 million were the result of the settlement of a class action lawsuit. See Note N and Note T to the Consolidated Financial Statements.

     Extraordinary items in both 1996 and 1995 represents costs associated with the refinancing or retirement of debt. See Note D Consolidated Financial Statements.

C.   Funds from Operations (fully adjusted for Operating Partnership Units)

     Industry analysts generally consider Funds from Operations FFO to be an appropriate measure of the performance of an equity REIT. However, FFO should not be considered by the reader as a substitute to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with net income as presented in the Consolidated Financial Statements. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO is calculated for the periods presented as follows (dollars in thousands):


                                                                   Year ended December 31,
                                                        -----------------------------------------------
                                                          1996                1995               1994
                                                          ----                ----               ----

     Net income (loss)                                  $(14,308)           $14,786            $ 5,757
     Depreciation (including
         depreciation related to
         joint ventures)                                  30,996             24,053             21,463
     Amortization of goodwill                              1,121                -                  -
     Minority interest                                    (1,418)               154                -
     Gains of sale of investments
         and payoff of mortgage
         loans receivable                                    (58)           (15,603)            (4,069)
     Non-recurring charges                                   442              1,728              2,556
     Extraordinary items                                     164                913                -
     Provision for losses (including
         reserves recorded on joint
         venture investments)                             12,000                -                  -
                                                         -------            -------            -------
     Funds from operations                               $28,939            $26,031            $25,707
                                                         =======            =======            =======

     Weighted Average:
         Shares                                       25,393,147         25,392,621         25,391,478
         Units                                         2,520,959            359,093              -
                                                      ----------         ----------         ----------
            Total                                     27,914,106         25,751,714         25,391,478
                                                      ==========         ==========         ==========



Same-Store Apartment Communities:
---------------------------------

     The Company defines same-store apartment communities as those that are fully stabilized for the two most recent years. The operating performance of the 19 communities aggregating 6,763 units which are considered same-store is summarized as follows: (Dollars in thousands)

                                               Year Ended December 31,
                                      ---------------------------------------

                                       1996              1995          Change
                                       ----              ----          ------

     Revenues                         $48,499          $45,566          6.44%
     Expenses                          23,042           22,207          3.76%
                                      -------          -------
     Net Operating Income             $25,457          $23,359          8.98%
                                      =======          =======

     Average occupancy                   95%            93%

     Average monthly rent
        per unit                      $   632          $   608

     Capital Expenditures(1)          $ 2,663          $ 1,722


     (1) Represents capital expenditures of a recurring nature which are appropriately capitalizable.

     Growth in same-store multifamily revenues was approximately 6.4% for 1996 when compared to 1995. Rent increases accounted for 4.3% of the increase and higher occupancies contributed to the remaining 2.3%. Occupancy at December 31, 1996 was 93.5% for same-store assets.

Same-Store Retail Properties
----------------------------

     Net operating income ("NOI") of the six retail properties (two of which are 50.1% and 50% held in joint ventures) is summarized as follows: (Dollars in thousands)

                                              Year Ended December 31,
                                 --------------------------------------------

                                  1996               1995              Change
                                  ----               ----              ------

Revenues                         $12,663            $12,463            1.60%
Expenses                           4,408              4,256            3.57%
                                 -------            -------
Net Operating Income             $ 8,255            $ 8,207            0.58%
                                 =======            =======

Average economic
  occupancy                          95%                96%

Capital Expenditures (1)         $ 1,228            $   740


(1) Represents capital expenditures of a recurring nature which are appropriately capitalizable.

     Same-store NOI increased 0.6% for the twelve months ended December 31, 1996 when compared to 1995. Average occupancies have decreased as a result of tenant losses in three retail assets and the closing of 10,000 square feet of commercial office space at another property.

D.   Liquidity and Capital Resources
     -------------------------------

     Historically, operations, debt financing and sales of assets have been the sources of liquidity employed by the Company. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing and proceeds from asset sales have been used to finance acquisitions, development and rehabilitation of apartment communities.

     The Company's policy is to pay dividends to investors as a percentage of FFO. For the past three years, the Company has paid between 85% and 88% of FFO in dividends, retaining the rest for recurring capital expenditures and working capital. The Company expects to increase both FFO and dividends in the future but will strive to gradually reduce the payout ratio so as to utilize some internally generated funds for growth. On February 13, 1997, the Board approved a dividend of $.225 per Share payable on May 15, 1997 to the Shareholders of record on May 1, 1997.

     The Company has a policy to maintain leverage at or below 50% of reasonably estimated fair value of assets. By employing moderate leverage ratios, the Company can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders. Debt as a percentage of fair value as estimated by management for each of the two years ended December 31, 1996 and 1995 were 45.2% and 42.6%, respectively.

     The following table represents the components of debt as of December 31, 1996, and 1995.


                                                            December 31,
                                    -----------------------------------------------------------
                                              1996                                1995
                                    ------------------------             ----------------------
                                    Amount           Percent             Amount         Percent
                                                    (Dollar Amounts in millions)


Short-term variable                 $ 48.3             16%               $ 16.1             8%

Long-term fixed (1)                  246.9             84%                195.2            92%
                                    ------           -----               ------          -----
                                    $295.2            100%               $211.3           100%
                                    ======           =====               ======          =====



(1) In 1996 and 1995, $40 million of variable rate debt has been included as fixed because the Company entered into a five-year fixed interest rate swap agreement with a bank for a $40 million notional contract thereby fixing variable rate exposure on that amount at 6.06%.

     The Company conservatively manages both interest rate risk and maturity risk. Through the use of a swap, the Company has hedged interest rate risk on approximately 45% of its variable rate debt and variable rate debt to total debt was 16% at December 31, 1996. Additionally, the Company has spread its maturities on long-term debt and has weighted average maturities of 11.1 years.

     The Company has adequate sources of liquidity to meet its current cash flow requirements including dividends, capital improvements as well as planned acquisitions.

     Since becoming an UPREIT in 1995, the Company has issued through December 31, 1996, 3,413,778 units in the Operating Partnership which, if converted on December 31, 1996 at the then current share price of $9.875, represents $33.7 million in additional equity capital. Approximately 62% of these Operating Partnership Units were issued for the acquisition of seven multifamily communities, five of which were acquired from unrelated sellers.

     In 1997, the Company issued additional Operating Partnership Units in connection with the acquisition of the Property Manager as discussed above, as well as for the acquisition of a multifamily asset from another unrelated seller. It is the Company's intention to continue to use Operating Partnership Units as a form of currency to grow the asset base of the Company.

     Future capital offerings are also being considered, however, the Company is not currently engaged in a secondary or preferred stock offering. Equity capital, whether publicly or privately raised, will be utilized when the Company sees the opportunity to invest the proceeds in assets that would increase shareholder returns.

     The Company currently has sufficient unadvanced commitments under debt facilities to fund ongoing development and rehabilitation activities.

E.   Business conditions/risks:
     --------------------------

     The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's stabilized apartment communities, physical occupancy was 93.5% as of December 31, 1996 which generally represents current market occupancies. In addition, the Company continues to maintain competitive rental rates by providing superior services combined with well-maintained assets which sets the Company apart from its competition. Through intense asset management efforts, the Company expects to realize solid performance from the real estate assets and to continue its favorable rental results, however, no assurances can be made in this regard.

     The Company is also involved in legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position.

F.   Forward-Looking Statements:
     ---------------------------

     The Company's Annual Report contains forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from results or plans expressed or implied by such forward-looking statements. Such factors include, among other things, adverse changes in the real estate markets, risk of default under the Company's outstanding indebtedness due to increased borrowing; financial condition and bankruptcy of tenants; environmental/safety requirements; adequacy of insurance coverage; and general and local economic and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included or incorporated by reference in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

               See Appendix A of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   FINANCIAL DISCLOSURE.

               Response:  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------

     The Company's organizational documents provide that the number of directors constituting the Board shall be fixed by resolution duly adopted by the Board and that the Board shall be divided into three classes as nearly equal in number as possible. The term of the class one directors expires at the annual meeting of Shareholders of the Company to be held in 1997. The term of the class two directors expires at the annual meeting of Shareholders of the Company to be held in 1998, and the term of the class three directors expires at the annual meeting of Shareholders of the Company to be held in 1999. The directors elected at each annual meeting will serve for a term of three years and until their successors are duly elected and qualified, with one class to be elected each year at the annual meeting of Shareholders. The Board in nominating future Directors will maintain a majority of independent directors.

     In conjunction with the acquisition of the property management operations on February 28, 1997, the Independent Directors named David Marshall Chief Executive Officer of the Company. Mr. Marshall replaces Laurence Gerber who will continue to serve as a director of the Company. Mr. Gerber is the President and Chief Executive Officer of The Berkshire Group. In addition, Ridge Frew was named Executive Vice President of Property Operations and James Jackson was named Vice President of Human Resources.

     The directors and executive officers of the Company as of December 31, 1996 were as follows:


                                                                                   Date Initially
   Name and Age                      Class      Offices Held                           Elected
   ------------                      -----      ------------                           -------


   Douglas Krupp (50)                  3        Chairman of the Board              February 8, 1996
                                                  and Director
   Laurence Gerber (40)                2        Chief Executive Officer            April 30, 1990
                                                  and Director
*  J. Paul Finnegan (72)               1        Director                           October 17, 1990
*  Charles N. Goldberg (55)            3        Director                           October 17, 1990
*  E. Robert Roskind (52)              2        Director                           October 17, 1990
*  David M. deWilde (56)               1        Director                           March 8, 1993
   David Marshall (48)                          President                          March 1, 1996
   Marianne Pritchard (47)                      Senior Vice President and
                                                Chief Executive Officer            August 15, 1991
   David Olney (36)                             Senior Vice President              March 1, 1996
   Dennis Suarez (43)                           Senior Vice President              March 1, 1996
   Richard Willingham (42)                      Vice President                     March 1, 1996
   Fred Lauro (32)                              Assistant Treasurer                March 1, 1996
   Scott D. Spelfogel (36)                      Secretary                          May 7, 1991

-----------------------

*Independent Directors



     Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate financial services firm which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp also serves as a Director of Harborside Healthcare Corporation.

     Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group and was Chief Executive Officer of the Company until February 28, 1997 (see above). Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Harborside Healthcare Corporation.

     David Marshall was elected President of the Company on March 1, 1996 and Chief Executive Officer and Director on February 28, 1997. He was previously President of Berkshire Realty Affiliates since 1991. His duties at Berkshire Realty Affiliates consisted of overall management of Berkshire's Realty Companies. Prior to that, from July 1986, he served as President of Berkshire Mortgage Finance where he was involved in the start-up phase and ongoing operations of Berkshire's Mortgage Companies. Before joining The Berkshire Group in July 1986, Mr. Marshall was President of Resource Savings Association from June 1984 through June 1986, and prior to that Mr. Marshall served as a Vice President of Citicorp Real Estate, Inc. He holds a B.S. degree from Michigan State University and an M.B.A. degree from the University of Michigan.

     J. Paul Finnegan is a retired partner of Coopers & Lybrand where he specialized in tax matters. He retired in September 1987 and since then has been engaged in business as a consultant, a director and an arbitrator for the American Arbitration Association and the National Association of Securities Dealers, Inc. Mr. Finnegan is a graduate of Harvard College and Boston College Law School and is a Certified Public Accountant. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust and as a Trustee of Krupp Government Income Trust II. He is also currently a director at Scituate Federal Savings Bank.

     Charles N. Goldberg (age 55) is a partner in the law firm of Hirsh & Westheimer, P.C. Prior to joining Hirsch & Westheimer, P.C., Mr. Goldberg was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1997. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas. He received a B.B.A. degree and J.D. degree from the University of Texas.

     E. Robert Roskind (age 52) is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self-administered REIT which owns 23 properties, each net leased to a single corporate tenant, and whose shares are listed on the NYSE. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, which has acquired on behalf of the partnerships sponsored by the firm over 400 properties throughout the United States. Most of such properties have been net leased to major U.S. corporations. The LCP Group is the successor to Lepercq Capital Partners and Lepercq Capital Corporation. Mr. Roskind in 1974 co-founded Lepercq Capital Corporation and served as its Chairman. Mr. Roskind is also Chairman of Net Lease Partners Realty Advisors, a registered pension fund advisor, which advises pension funds with respect to the acquisition and subsequent management of properties net leased to major corporations. He is a graduate of the University of Pennsylvania and Columbia Law School and has been a member of the New York Bar since 1970.

     David M. deWilde has been Chief Executive Officer of Chartwell Partners International Inc., an executive search firm headquartered in San Francisco, since he founded it in 1989. Mr. deWilde entered the executive search field in 1984 as Managing Director of Boyden International, Inc., where he headed the San Francisco office. His responsibilities in the executive search field have included conducting a variety of senior level searches, primarily for clients in financial services: investment banking, investment management, depositary institutions, mortgage finance and real estate. Mr. deWilde is also currently on the Board of Directors of Silicon Valley Bancshares. Mr. deWilde was Executive Vice President for Policy and Planning of the Federal National Mortgage Association from 1981 until 1983. His prior public service roles included President of the Government National Mortgage Association, Deputy Commissioner of the Federal Housing Administration and Deputy Assistant Secretary of the Department of Housing and Urban Development. Mr. deWilde's private sector background includes investment banking experience both as Managing Director of

Lepercq de Neuflize & Co. from 1977 until 1981, and with Lehman Brothers, Inc., in addition to prior legal experience. He has been a member of the New York and Washington, D.C. Bars since 1968 and 1972, respectively. He holds an A.B. from Dartmouth College, a L.L.B. from the University of Virginia and a M.S. in Management from Stanford University. He previously served as a director from 1985 until 1989 of Strategic Mortgage Investors, Glendale, California.

     Marianne Pritchard is the Senior Vice President and Chief Financial Officer of the Company. Prior to being elected, she was Senior Vice-President and Chief Financial Officer of Berkshire Realty Affiliates. Prior to rejoining the The Berkshire Group, she was Vice-President and Controller from July 1989 to August 1991 for Liberty Real Estate Group, a subsidiary of Liberty Mutual Insurance Company. Prior to Liberty, Ms. Pritchard held the position of Controller/Treasurer of Berkshire Mortgage Finance from April 1987 to July 1989. Prior to that, Ms. Pritchard was Senior Audit Manager with Deloitte and Touche, an international accounting and consulting firm. She is a Certified Public Accountant and received her B.B.A. degree in Accounting from the University of Texas.

     David J. Olney is the Senior Vice President of Acquisitions with responsibility for all acquisition, property sales, finance and other asset management activities for the Company. He most recently held a similar position with The Berkshire Group and has held several positions within The Berkshire Group since joining the firm in 1986. Prior to joining The Berkshire Group, he participated in a three-year financial management rotational program with Sanders Associates in Nashua, New Hampshire. Mr. Olney received a B.S. from Bryant College and an M.B.A. from Babson College.

     Dennis Suarez is Senior Vice President of Development. Prior to being elected on March 1, 1996 he served in a similar position with Berkshire Multifamily Development Corporation, a member of The Berkshire Group, since January 1994, with responsibility for all development activities. Prior to that he was Vice President of Construction for Lane Management, Realty Construction Corp. His work experience includes commercial high rise, multifamily and single family construction. He earned Bachelor's Degrees in Architecture and Building Construction from the University of Florida, and a Bachelor's of Arts in Interior Design from Southern College.

     Richard Willingham is Vice President in charge of the Company's Atlanta-based acquisitions office, with responsibility for acquisitions, property sales, finance and other asset management activities. He previously served as a Vice President of Acquisitions for The Berkshire Group, since 1989. Before joining The Berkshire Group in 1989, Mr. Willingham was Vice President, Property Sales, for Balcor Company, a national real estate investment firm, where he was responsible for the disposition of over $200 million of real estate held in either debt or equity oriented investment vehicles. He holds a B.S. from the University of Tennessee and an M.B.A. from Wake Forest University.

     Fred Lauro is the Assistant Treasurer for the Company. He previously held various positions with The Berkshire Group since he joined the firm in December 1987. Mr. Lauro received a B.S. in Business Administration from Stonehill College.

     Scott D. Spelfogel is the Senior Vice President and General Counsel to The Berkshire Group. Before joining the firm in November 1988, he was a litigator in private practice in Boston. He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor Degree from Syracuse University's College of Law, and a Master of Laws degree in Taxation from Boston University Law School. He is admitted to practice law in Massachusetts and New York and is a licensed real estate broker in Massachusetts.

ITEM 11.  EXECUTIVE COMPENSATION
--------

     The following table provides compensation information for the Company's Chief Executive Officer and the top four Executive Officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE
                                                                                 Long-Term
                                                                                Compensation
                                                                                ------------
                                          Annual Compensation(1)                   Awards
                                          ----------------------                   ------
                                                                                 Securities
     Name and                                                                    Underlying
Principal Position                  Year        Salary($)       Bonus($)         Options(#)
------------------                  ----        ---------       --------         ----------

Laurence Gerber                     1996        85,520            --              200,000
  Chief Executive
  Officer and Director

David Marshall                      1996       272,500         113,100            200,000
  President

Marianne Pritchard                  1996       131,623          46,158             40,000
  Senior Vice President
  and Chief Financial
  Officer

David Olney                         1996       125,685          83,260             40,000
  Senior Vice President
  of Acquisitions

Dennis Suarez                       1996       123,276          55,750             40,000
  Senior Vice President
  of Development


(1) The Annual Compensation amounts reflect ten months of compensation due to the Company becoming self-administered on March 1, 1996 as discussed in
     Item 1 and 7 herein.

     The Company entered into employment agreements with Laurence Gerber, David Marshall and Marianne Pritchard. Each agreement commenced on March 1, 1996 and continues until December 31, 1998. The agreements provide for an annual base salary of not less than $100,000 for Mr. Gerber, $325,000 for Mr. Marshall and $157,000 for Ms. Pritchard. Such salaries may be increased at the sole discretion of the Board of Directors. Bonuses, if any, are also at the sole discretion of the Board of Directors. If any of the employment agreements are terminated by the Company other than for cause, the employee is entitled to receive all accrued but unpaid salary. In addition, certain termination payments are required. In the case of Mr. Gerber, the Company shall pay severance compensation in twelve monthly installments (eighteen and nine months in the case of Mr. Marshall and Ms. Pritchard, respectively) at the same rate as the base salary in effect at the date of termination.

     The following table provides option information for the Company's Chief Executive Officer and the top four Executive Officers as of December 31, 1996. No options have been exercised by the Executive Officers as of December 31, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                      Potential
                                                                                   Realized Value
                                                                                 at expiration date
                                                                                     at Assumed
                                                                                    Annual Rates
                                                                                   of Stock Price
                                                                                   Appreciation(1)
                                                                                    (in thousands)
                                                                                 --------------------
                                      % of Total
                                       Options
                       Number of      Granted to
                      Securities      Employees
                      Underlying      in Fiscal      Exercise     Expiration
Name                    Options          Year          Price         Date           5%($)      10%($)
----                  ----------      ----------     --------     ----------       ------      ------

Laurence Gerber          200,000         32%           9.75        2-28-06         1,226       3,108

David Marshall           200,000         32%           9.75        2-28-06         1,226       3,108

Marianne Pritchard        40,000          6%           9.75        2-28-06           245         622

David Olney               40,000          6%          10.25         5-1-06           258         653

Dennis Suarez             40,000          6%          10.25         5-1-06           258         653


(1) Values calculated using 5% and 10% annual rates of appreciation of exercise price over the option term less original exercise price.

                      AGGREGATED OPTION EXERCISES IN LAST
                      FISCAL YEAR AND FY-END OPTION VALUES

                                               Number of
                                              Securities           Number of
                                              Underlying          Unexercised
                                              Unexercised         in-the-Money
                                               Options at          Options at
                                              Fiscal Year-        Fiscal Year-
                        Shares        Value      End (#)             End ($)
                     Acquired on    Realized  Exercisable/        Exercisable/
Name                 Exercise (#)      ($)    Unexercisable       Unexercisable
----                 ------------      ---    -------------       -------------
Laurence Gerber            0            0     0/200,000            0/25,000
David Marshall             0            0     0/200,000            0/25,000
Marianne Pritchard         0            0     0/ 40,000            0/ 5,000
David Olney                0            0     0/ 40,000               0/0
Dennis Suarez              0            0     0/ 40,000               0/0

     Independent Directors shall be entitled to receive compensation from the Company for serving as Directors at the rate of $25,000 per year, subject to increase in future years with prior approval of the Board of Directors. During 1996, 1995, 1994 and 1993, each independent director received $25,000 for his services, except for Mr. deWilde, who was elected during 1993 and received $18,750 and $25,000 during 1993 and 1994, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

     As of December 31, 1996, no person was known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Shares.

     The following is a summary of the security ownership of management as of December 31, 1996:


     Title of              Name of Beneficial               Amount and Nature of          Percent
      Class                       Owner                     Beneficial Interest           of Class
      -----                ------------------               -------------------           --------

     Common Stock          Laurence Gerber                  517,203 Shares*                2.04%
     Common Stock          Douglas Krupp                    538,253 Shares**               2.12%
     Common Stock          E. Robert Roskind                 10,000 Direct                  ***
     Common Stock          Paul Finnegan                        700 Direct                  ***
     Common Stock          David M. deWilde                     300 Direct                  ***
     Common Stock          David Marshall                     3,848 Direct
     Common Stock          Marianne Pritchard                 1,000 Direct
     Common Stock          David Olney                        2,552 Direct
     Common Stock          Dennis Suarez                      1,261 Direct
     Common Stock          All Directors and
                            Officers                        599,617 Shares                 2.36%


* Mr. Gerber is a beneficial owner of 512,203 Shares held by Berkshire Realty Advisors Limited Partnership, the former Advisor to the Company, by virtue of being a director of BRF Corporation, the general partner of Berkshire Realty Advisors Limited Partnership. In such case where Mr. Gerber is a beneficial owner of Shares he has shared voting and investment powers and such Shares are also beneficially owned by Mr. Krupp.

** Mr. Krupp directly owns 10,100 Shares, is a beneficial owner of the 512,203 Shares held by Berkshire Realty Advisors Limited Partnership, the former Advisor to the Company, by virtue of being a director of BRF Corporation, the general partner of Berkshire Realty Advisors Limited Partnership. In such case where Mr. Krupp is a beneficial owner of Shares he has shared voting and investment powers and such Shares are also beneficially owned by Mr. Gerber. Mr. Krupp disclaims beneficial ownership of 15,950 Shares owned by his immediate family.

*** Amount owned does not exceed one percent of the common stock of the Company outstanding as of December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

     As described in Items 1 and 7 herein, the Company became self-administered on March 1, 1996 (see Note C to the Notes to the Consolidated Financial Statements).

     Berkshire Property Management, an affiliate of the Company, provided day-to-day on-site management services for the Company's properties. For a summary of amounts paid to related parties for services rendered and for reimbursements see Note L to the Consolidated Financial Statements included in Appendix A.

     As described in Item 7, the Company became self-managed on February 28, 1997 (see Note Q to the Notes to the Consolidated Financial Statements).

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
--------

(a) 1. Financial Statements - see Index to Consolidated Financial Statements, Schedules, and Summary Quarterly Financial Information included under Item 8, Appendix A, on page F-2 of this report.

     2. Financial Statement Schedule - Consolidated Financial Statement Schedule to the Consolidated Financial Statements are included under Item 8, Appendix A on pages F-30 through F-42. Certain other schedules are omitted as they are not applicable or not required or because the information is provided in the Consolidated Financial Statements or the Notes thereto.

(b)  Exhibits:
     ---------

     Number and Description
     Under Regulation S-K
     --------------------

     The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

     (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

            (2.1) BRI River Oaks First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995.[Exhibit 2.1 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.2) BRI Newport First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.2 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.3) BRI Altamonte First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.3 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.4) BRI Huntington Chase First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.4 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.5) BRI Pointe West First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.5 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.6) BRI Timbers First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.6 to
                   Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.7) BRI Plantation Colony First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.7 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.8) BRI Southwest Apartments First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.8 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.9) BRI Texas Apartments First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.9 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.10) BRI Park Colony - Woodland First Amended and Restated
                   Agreement of Limited Partnership, dated April 5, 1995. [Exhibit 2.10 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.11) Amended and Restated Agreement of Limited Partnership of
                   BRI OP Limited Partnership, dated May 1, 1995.
                   [Exhibit 2.11 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.12) Amendment No. 1 to BRI OP Limited Partnership Agreement
                   among Berkshire Realty Company, Inc. and GN Limited Partnership, dated October 2, 1995. [Exhibit 2.12 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (2.13) Amendment No. 2 to BRI OP Limited Partnership Agreement
                   among Berkshire Realty Company, Inc. and GN Limited Partnership, dated December 15, 1995. [Exhibit 2.13 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

     (3)  Articles of Incorporation and By-Laws.

             (3.1) Restated Certificate of Incorporation of the Company
                   [Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 33-37592)].*

             (3.2) Certificate of Amendment to Restated Certificate of
                   Incorporation of the Company [Exhibit 3.11 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 33-37592)].*

             (3.3) By-laws of the Company, as amended on February 4, 1993.
                   [Exhibit 3.3 to Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 10-10660)].*

             (3.4) By-laws of Berkshire Realty Company, Inc., as amended on
                   February 28, 1996. [Exhibit 3.4 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

     (4) Instruments defining the rights of security holders, including indentures.

             (4.1) Berkshire Realty Company, Inc. Certificate of Common Stock.
                   [Exhibit 4.1 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 10-10660)].*

     (10) Material Contracts.

            (10.1) Exchange Agreement dated June 27, 1991 between Berkshire
                   Realty Company, Inc., a Delaware corporation and Krupp Cash Plus-III Limited Partnership and Krupp Cash Plus-IV Limited Partnership, each of which is a Massachusetts limited partnership. [Exhibit 10.6 to Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File
                   No. 1-10660)].*

            (10.2) Commercial Mortgage Loan and Real Property Purchase
                   Agreement by and between Resolution Trust Corporation as conservator for Great American Federal Savings Association (formerly Great American First Savings Bank) (the "RTC"), and Berkshire Realty Company, Inc., dated October 12, 1992. [Exhibit 10.1 to Company's Report on Form 8-K dated October 14, 1992.(File No. 1-10660)].*


            Property Management Agreements
            ------------------------------

            (10.3) Form of Property Management Agreement between the Company, as Owner, and Krupp Realty Company Limited Partnership, now known as Berkshire Realty Enterprises Limited Partnership ("BRE"), as Agent, for Residential Property [Exhibit 10.1 to the Company's Registration Statement on Form S-4 (File No. 33-37592)].*

            (10.4) Form of Property Management Agreement between the Company, as Owner, and BRE, as Agent, for Commercial Property [Exhibit 10.2 to the Company's Registration Statement on Form S-4 (File No. 33-37592)].*

            Advisory Services Agreement
            ---------------------------

            (10.5) Advisory Services Agreement dated October 22, 1990 between the Company and Krupp Realty Advisors Limited Partnership, now known as Berkshire Realty Advisors Limited Partnership (the "Advisor") [Exhibit 10.37 to the Company's Registration Statement on Form S-4 (File No. 33-37592)].*

            (10.6) Amendment No. 1 to Advisory Services Agreement dated
                   December 10, 1990, between the Company and the Advisor [Exhibit 10.40 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (File
                   No. 33-37592)].*

            (10.7) Amendment No. 2 to the Advisory Services Agreement dated
                   January 31, 1991 between the Company and the Advisor. [Exhibit 10.5 to Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-10660)].*

             (10.8) Amendment No. 3 to the Advisory Services Agreement dated
                    January 31, 1991 between the Company and the Advisor as of May 4, 1994. [Exhibit 10.8 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File
                    No. 1-10660)].*

             Credit Agreement
             ----------------

             (10.9) 1992 Credit Agreement among the Company and The First
                    National Bank of Boston, NationsBank of Texas, N.A. and Other Banks which may become parties to this Agreement and The First National Bank of Boston, as Agent dated as of December 30, 1992. [Exhibit 10.2 to Company's Annual Report on form 10K for the year ended December 31, 1993. (File No. 1-10660)].*

            (10.10) Amendment No. 1 to 1992 Credit Agreement among the
                    Company and The First National Bank of Boston and NationsBank of Texas, N.A. as of May 28, 1993. [Exhibit
                    10.10 to Company's Annual Report on Form 10-K for the year ended December 31, 1993. (File No. 1-10660)].*

            (10.11) Amendment No. 2 to 1992 Credit Agreement among the
                    Company and The First National Bank of Boston and NationsBank of Texas, N.A. as of December 1, 1993. [Exhibit
                    10.11 to Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-10660)].*

            (10.12) Amendment No. 3 to 1992 Credit Agreement among the
                    Company and The First National Bank of Boston and NationsBank of Texas, N.A. as of January 7, 1994. [Exhibit
                    10.12 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.13) Amendment No. 4 to 1992 Credit Agreement among the
                    Company and the First National Bank of Boston and NationsBank of Texas, N.A. as of March 1, 1994. [Exhibit
                    10.13 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.14) Amendment No. 5 to 1992 Credit Agreement among the
                    Company and the First National Bank of Boston and NationsBank of Texas, N.A. as of May 1, 1994. [Exhibit 10.14 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.15) Amendment No. 6 to 1992 Credit Agreement among The
                    Company and the First Nation Bank of Boston and NationsBank of Texas, N.A. as of August 12, 1994. [Exhibit 10.15 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.16) Amendment No. 7 to 1992 Credit Agreement among The
                    Company and the First Nation Bank of Boston and NationsBank of Texas, N.A. as of August 25, 1994. [Exhibit 10.16 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.17) Amended 1992 Credit Agreement among Berkshire Realty
                    Company, Inc., BRI OP Limited Partnership and The First National Bank of Boston and NationsBank of Texas, NA as of November 21, 1995. [Exhibit 10.17 to Company's Annual Report on Form 10-K for year ended December 31, 1995
                    (File No. 1-10660)]*

            (10.18) Master Credit Facility Agreement by and among BRI OP
                    Limited Partnership, Berkshire Realty Company, Inc., BRI River Oaks

                    Limited Partnership and Washington Mortgage Financial Group, LTD., dated November 17, 1995. [Exhibit 10.18 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (10.19) Exhibits to the Master Credit Facility Agreement among
                    BRI OP Limited Partnership, Berkshire Realty Company, Inc., BRI River Oaks Limited Partnership and Washington Mortgage Financial Group, LTD, dated November 17, 1995. [Exhibit
                    10.19 to Company's Annual Report on Form 10-K for year ended December 31, 1995 (File No. 1-10660)]*

            (10.20) Amendment No. 1 of Amended and Restated 1992 Credit
                    Agreement among the Company and The First National Bank of Boston and NationsBank of Texas, N.A. as of March 1, 1996. [Exhibit 10.1 to Company's Form 10-Q for the quarter ended September 30, 1996. (File No. 1-10660)]*

            (10.21) Amendment No. 2 of Amended and Restated 1992 Credit
                    Agreement among the Company and The First National Bank of Boston and NationsBank of Texas, N.A. as of March 1, 1996. [Exhibit 10.2 to Company's Form 10-Q for the quarter ended September 30, 1996. (File No. 1-10660)]*


            (10.22) Amendment No. 3 of Amended and Restated 1992 Credit
                    Agreement among the Company and The First National Bank of Boston and Mellon Bank, N.A. as of June 26, 1996. [Exhibit
                    10.3 to Company's Form 10-Q for the quarter ended September 30, 1996. (File No. 1-10660)]*

            (10.23) Amendment No. 4 of Amended and Restated 1992 Credit
                    Agreement among the Company and The First National Bank of Boston and Mellon Bank, N.A. as of July 16, 1996. [Exhibit
                    10.4 to Company's Form 10-Q for the quarter ended September 30, 1996. (File No. 1-10660)]*

            (10.24) First Amendment to Master Credit Facility Agreement among
                    BRI OP L.P., BRI River Oaks L.P., BRI Texas Apartments L.P. and Hidden Oaks Partnership and Washington Mortgage Financial Group, LTD and Federal National Mortgage Association as of March, 1996. [Exhibit 10.5 to Company's Form 10-Q for the quarter ended September 30, 1996. (File No. 1-10660)]*

            MORTGAGE NOTES PAYABLE:
            -----------------------

            Kidder Peabody Mortgage Capital Corporation
            -------------------------------------------

            (10.25) Master Loan Agreement among BRI Huntington Chase, Inc.,
                    BRI Timbers, Inc., BRI Altamonte, Inc., BRI Newport, Inc. and BRI Point West, Inc., collectively, as Borrowers and Kidder Peabody Mortgage Capital Corporation dated March 31, 1994. [Exhibit 10.17 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.26) Mortgage Note among BRI Altamonte, Inc. and Kidder
                    Peabody Mortgage Capital Corporation date March 31, 1994. [Exhibit 10.18 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.27) Security Deed Note among BRI Huntington Chase, Inc. and
                    Kidder Peabody Mortgage Capital Corporation dated March 31, 1994. [Exhibit 10.19 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.28) Mortgage Note among BRI Newport, Inc. and Kidder Peabody
                    Mortgage Capital Corporation dated March 31, 1994. [Exhibit
                    10.20 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.29) Mortgage Note among BRI Point West, Inc. and Kidder
                    Peabody Mortgage Capital Corporation dated March 31, 1994.[Exhibit 10.21 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.30) Deed of Trust among BRI Timbers, Inc. and Kidder Peabody
                    Mortgage Capital Corporation dated March 31, 1994. [Exhibit
                    10.22 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            FNMA
            ----

            (10.31) Multi-Family Note Agreement among The Avalon on Abernathy
                    Apartments and Washington Capital DUS, Inc., dated May 11, 1994. [Exhibit 10.23 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.32) Multi-Family Note Agreement among Southpoint at
                    Massepequa Apartments and Washington Capital DUS, Inc., dated May 11, 1994. [Exhibit 10.24 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.33) Multi-Family Note Agreement among Eastlake Village
                    Apartments and Washington Capital DUS, Inc., dated May 11, 1994. [Exhibit 10.25 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.34) Multi-Family Note Agreement among Lakes of Jacaranda
                    Apartments and Washington Capital DUS, Inc., dated June 22,

                    1994. [Exhibit 10.26 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.35) Multi-Family Note Agreement among Huntington Downs
                    Apartments and Washington Capital DUS, Inc., dated June 22, 1994. [Exhibit 10.27 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.36) Multi-Family Mortgage, Assignment of Rents and Security
                    Agreement among Huntington Downs and Washington Capital DUS, Inc., dated as of June 15, 1994. [Exhibit 10.28 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.37) Multi-Family Deed of Trust, Assignment of Rents and
                    Security Agreement among Eastlake Village Apartments, H dated as of May 11, 1994. [Exhibit 10.29 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1- 10660)].*

            (10.38) Multi-Family Deed to Secure Debt, Assignment of Rents and
                    Security Agreement among Avalon on Abernathy Apartments and Washington Capital DUS, Inc., dated May 11, 1994. [Exhibit
                    10.30 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.39) Multi-Family Mortgage, Assignment of Rents and Security
                    Agreement among Southpoint at Massepequa Apartments and Washington Capital DUS, Inc., dated May 11, 1994. [Exhibit
                    10.31 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.40) Multi-Family Mortgage, Assignment of Rents and Security
                    Agreement among Lakes of Jacaranda Apartments and Washington Capital DUS, Inc., dated May 15, 1994. [Exhibit
                    10.32 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            Plantation Colony
            -----------------

            (10.41) Multi-Family Note Agreement among Plantation Colony
                    Business Trust and Washington Capital DUS, Inc., dated June 22, 1994. [Exhibit 10.33 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.42) Financing Agreement by and among Florida Housing Finance
                    Agency, Washington Capital DUS, Inc., and Plantation Colony Business Trust, date as of September 1, 1994. [Exhibit
                    10.34 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            Park Colony
            -----------

            (10.43) Assumption Agreement and consent to sale of project dated
                    July 13, 1994 between Florida Housing Finance Agency and SunBank, National Association and BRI Park Colony, Inc. [Exhibit 10.35 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.44) Multi-Family Mortgage, Assignment of Rents and Security
                    Agreement among Hollywood Associates and Florida Housing Finance Agency, dated December 1, 1985. [Exhibit 10.36 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

            (10.45) Loan Agreement between Florida Housing Finance Agency and
                    BRI Park Colony - Woodland Limited Partnership dated April 1, 1995. [Exhibit 10.40 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            (10.46) Reimbursement Agreement among BRI Park Colony - Woodland
                    Limited Partnership and Mellon Bank, N.A., dated April 1, 1995. [Exhibit 10.41 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            (10.47) First Amendment to Reimbursement Agreement among Park
                    Colony - Woodland Limited Partnership and Mellon Bank, N.A., dated November 1, 1995. [Exhibit 10.42 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            (10.48) First Supplemental to Loan Agreement between Florida
                    Housing Finance Agency and BRI Park Colony - Woodland Limited Partnership dated October 1, 1995. [Exhibit 10.43 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            Kings Crossing
            --------------

            (10.49) Promissory Note Agreement among BRI Texas Apartments
                    Limited Partnership and Life Insurance Company of Georgia, dated May 9, 1995. [Exhibit 10.44 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            (10.50) Deed of Trust and Security Agreement among BRI Texas
                    Apartments Limited Partnership and Life Insurance Company of Georgia, dated May 9, 1995. [Exhibit 10.45 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            (10.51) Assignment of Leases and Rents among BRI Texas Apartments
                    Limited Partnership and Life Insurance Company of Georgia, dated May 9, 1995. [Exhibit 10.46 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            Kingwood Lakes
            --------------

            (10.52) Promissory Note Agreement among BRI Texas Apartments
                    Limited Partnership and Security Life of Denver Insurance Company, dated May 9, 1995. [Exhibit 10.47 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            (10.53) Deed of Trust and Security Agreement among BRI Texas
                    Apartments Limited Partnership and Security Life of Denver Insurance Company, dated May 9, 1995. [Exhibit 10.48 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            (10.54) Assignment of Leases and Rents among BRI Texas Apartments and Security Life of Denver Insurance Company, dated May 9, 1995. [Exhibit 10.49 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            Other Debt
            ----------

            (10.55) Master Repurchase Agreement; Annex I: Supplemental Terms
                    and Conditions; and Annex II: Names and Addresses; dated January 9, 1992 between the Company, a Delaware corporation and The First Boston Corporation. [Exhibit 10.7 to Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-10660)].*

            (10.56) Interest Rate Swap Master Agreement among BRI OP Limited
                    Partnership and The First National Bank of Boston, dated October 31, 1995. [Exhibit 10.51 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

            (10.57) Schedule to the Interest Rate Swap Master Agreement among
                    BRI OP Limited Partnership and The First National Bank of Boston, dated October 31, 1995. [Exhibit 10.52 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)]*

     *  Incorporated by reference.
     +  Filed herein.

(c)  Reports on Form 8-K

     (a)  Exhibits

          10.1 Contribution Agreement by and between Turtle Creek Associates Limited Partnership and BRI OP Limited Partnership, dated April 8, 1996. [Exhibit 10.1 to Company's Report on Form 8-K/A dated July 29, 1996. (File No. 1-10660)].*

          10.2 BRI The Point Agreement of Limited Partnership by and between BRI Texas Apartments Limited Partnership and BRI OP Limited Partnership. [Exhibit 10.2 to Company's Report on Form
               8-K/A dated July 29, 1996. (File No. 1-10660)].*

          10.3 First Amendment to BRI The Point Limited Partnership Agreement by and between BRI Texas Apartments Limited Partnership and BRI OP Limited Partnership, dated March 15, 1996. [Exhibit 10.3 to Company's Report on Form 8-K/A dated July 29, 1996. (File No. 1-10660)].*

          10.4 Certificate of Limited Partnership of BRI The Point Limited Partnership dated October 20, 1995. [Exhibit 10.4 to Company's Report on Form 8-K/A dated July 29, 1996. (File No. 1-10660)].*

          10.5 Agreement of Release, Assumption of Deed of Trust Note, Deed of Trust and Regulatory Agreement by and among Turtle Creek Associates Limited Partnership, BRI The Point Limited Partnership and Berkshire Mortgage Finance Corporation, dated March 20, 1996. [Exhibit 10.5 to Company's Report on Form
               8-K/A dated July 29, 1996. (File No. 1-10660)].*

          10.6 Deed of Trust Note by and between Turtle Creek Associates Limited Partnership and Berkshire Mortgage Finance Corporation, dated March 14, 1994. [Exhibit 10.6 to Company's Report on Form 8-K/A dated July 29, 1996. (File No. 1-10660)].*

          10.7 Deed of Trust Note by and between Turtle Creek Associates Limited Partnership and Berkshire Mortgage Finance Corporation, dated March 14, 1994. [Exhibit 10.7 to Company's Report on Form 8-K/A dated July 29, 1996. (File No. 1-10660)].*

     (b)  Reports on Form 8-K

          Date              Event Reported           Financial Statements
          ----              --------------           --------------------
          May 29, 1996      Property Acquisition     None

          Reports on Form 8-K/A
          ---------------------

          Date              Event Reported           Financial Statements
          ----              --------------           --------------------
          July 29, 1996     Property Acquisition     Yes

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                    BERKSHIRE REALTY COMPANY, INC.



                                    By:    /s/Douglas Krupp
                                           ------------------------------------
                                           Douglas Krupp, Chairman of the Board
                                           and Director of Berkshire Realty
                                           Company, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of March, 1997.

Signatures                          Title(s)
----------                          --------


/s/ Laurence Gerber                 Chief Executive Officer and Director of
---------------------------         Berkshire Realty Company, Inc.
Laurence Gerber



/s/ David Marshall                  President of Berkshire Realty Company, Inc.
---------------------------
David Marshall



/s/ Marianne Pritchard              Senior Vice President and Chief Financial
---------------------------         Officer of Berkshire Realty Company, Inc.
Marianne Pritchard



/s/ J. Paul Finnegan                Director of Berkshire Realty Company, Inc.
---------------------------
J. Paul Finnegan



/s/ Charles N. Goldberg             Director of Berkshire Realty Company, Inc.
---------------------------
Charles N. Goldberg



/s/ E. Robert Roskind               Director of Berkshire Realty Company, Inc.
---------------------------
E. Robert Roskind



/s/ David M. deWilde                Director of Berkshire Realty Company, Inc.
---------------------------
David M. deWilde

                                   APPENDIX A

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                ---------------





       CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND SUMMARY QUARTERLY
                              FINANCIAL INFORMATION
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1996

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND
                     SUMMARY QUARTERLY FINANCIAL INFORMATION

                                ---------------


Report of Independent Accountants                                          F-3


Consolidated Balance Sheets at December 31, 1996 and 1995                  F-4


Consolidated Statements of Operations for the Years Ended
December 31, 1996, 1995 and 1994                                     F-5 - F-6


Consolidated Statements of Changes in Shareholders' Equity for
the Years Ended December 31, 1996, 1995 and 1994                           F-7


Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994                                     F-8 - F-9


Notes to Consolidated Financial Statements                         F-10 - F-29


Schedule III - Real Estate and Accumulated Depreciation            F-30 - F-41


Summary Quarterly Financial Information (Unaudited)                       F-42


All other schedules are omitted as they are not applicable or not required, or the information is provided in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and Shareholders of Berkshire Realty Company, Inc. and Subsidiaries:

     We have audited the consolidated financial statements and the financial statement schedule of Berkshire Realty Company, Inc. and Subsidiaries (the "Company") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Realty Company, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

     As discussed in Note D to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective January 1, 1996.



                                                       COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
February 13, 1997, except
for Note Q, for which the
date is February 28, 1997

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                   ------------


                                     ASSETS

                                                                   1996                  1995
                                                                ------------         ------------

Real estate assets: (Note D)
     Multifamily apartment complexes, net of
         accumulated depreciation                               $430,936,889         $324,752,425
     Retail center, net of accumulated depreciation               11,064,630           59,708,271
     Investments in unconsolidated joint ventures
         (Note E)                                                 36,036,723           41,689,843
     Mortgage loans and other loans receivable,
        net of purchase discounts (Note F)                         4,094,241           19,964,524
     Land and construction-in-progress                             4,035,820            2,880,668
     Land held for future development                              2,331,988              863,456
     Property held for sale, net of valuation
         reserve (Note D)                                         30,556,482                -
                                                                ------------          -----------
         Total real estate assets                                519,056,773          449,859,187

Cash and cash equivalents                                          7,015,953           11,142,710
Mortgage-backed securities, net ("MBS") (Note G)                   9,232,956           11,576,326
Escrows                                                           11,096,213            3,872,826
Deferred charges and other assets                                 10,940,879           10,517,138
Goodwill, net of amortization (Note C)                            12,327,039                -
                                                                ------------         ------------
              Total assets                                      $569,669,813         $486,968,187
                                                                ============         ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Credit agreements (Note H)                                   $136,060,000         $ 95,140,000
   Mortgage notes payable (Note I)                               149,805,607          105,200,620
   Repurchase agreements (Note J)                                  9,300,000           10,950,000
   Tenant security deposits and prepaid rents                      2,443,716            2,043,792
   Accrued real estate taxes, insurance,
   other liabilities and accounts payable                         11,797,967            7,845,744
                                                                ------------         ------------

                  Total liabilities                              309,407,290          221,180,156
                                                                ------------         ------------

Minority interest in operating
 partnership (Notes A, C, D and K)                                36,608,607            5,000,414

Commitments and Contingencies (Notes D and P)                          -                    -

Shareholders' equity:
     Preferred stock, $0.01 par value; 60,000,000
              shares authorized, none issued                           -                    -
     Common stock ("Shares"), $0.01 par value;
              140,000,000 Shares authorized and
              25,899,866 and 25,899,449 Shares issued,
              respectively                                           258,998              258,994
     Additional paid-in capital                                  239,446,270          262,271,698
     Retained earnings (deficit)                                 (14,308,277)              -
     Less common stock in treasury at cost
              (506,497 Shares)                                    (1,743,075)          (1,743,075)
                                                                ------------         ------------

              Total shareholders' equity                         223,653,916          260,787,617
                                                                ------------         ------------

              Total liabilities and shareholders' equity        $569,669,813         $486,968,187
                                                                ============         ============


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994



                                                           1996                    1995                     1994
                                                       -----------              -----------             -----------


Revenue:
  Rental                                               $ 89,450,647             $70,068,230             $63,221,799
  Interest from mortgage
    loans (Note F)                                        1,647,356               2,010,110               3,423,887
  Interest income from MBS                                  942,191               1,154,336               1,433,599
  Other interest income                                     961,472               1,208,743                 391,043
                                                       ------------              ----------             -----------

        Total revenue                                    93,001,666              74,441,419              68,470,328
                                                       ------------             -----------             -----------

Expenses:
  Property operating (Note L)                            22,727,069              17,989,860              16,729,088
  Repairs and maintenance                                 6,647,344               4,920,685               5,626,176
  Real estate taxes                                       8,653,898               7,015,706               6,400,764
  Property management fees to an
    affiliate   (Note L)                                  4,324,843               3,421,107               3,069,506
  Depreciation and amortization                          29,050,960              21,983,582              19,506,878
  Amortization of goodwill                                1,120,640                   -                       -
  Provision for losses on real
    estate investments                                    7,500,000                   -                       -
  General and administrative
  (Notes C and L)                                         3,632,078               1,083,948               1,812,844
  Interest (Notes H, I and J)                            20,500,533              15,618,224              10,793,915
  State and corporate franchise
        taxes                                               367,563                  11,993                   -
  Professional fees                                         254,000                 259,891                 230,711
  Asset management fees to an
    affiliate (Note C)                                      392,636               1,565,546               1,235,169
                                                       ------------             -----------             -----------
        Total expenses                                  105,171,564              73,870,542              65,405,051
                                                       ------------             -----------             -----------

  Joint venture net income (loss)
    (Note E)                                             (3,008,587)              1,407,025               1,178,272
                                                       -------------            -----------             -----------

  Income (loss) from operations                         (15,178,485)              1,977,902               4,243,549

  Gains on payoff of
    mortgage loans                                            -                   1,175,083                   -
  Gains on sales of
    properties                                               58,263              14,428,338               4,068,526
                                                       ------------             -----------             -----------

  Income (loss) before non-
  recurring charges, minority
  interest and extraordinary
  items                                                 (15,120,222)             17,581,323               8,312,075

  Non-recurring charges (Note N)                           (441,783)             (1,727,768)             (2,554,796)

  Minority interest                                       1,417,817                (153,888)                  -
                                                       ------------             -----------             -----------


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   -----------


                                             1996                     1995                    1994
                                         -----------              ------------            -----------

Net income (loss) before
  extraordinary items                   (14,144,188)               15,699,667               5,757,279

  Extraordinary items (Note D)             (164,089)                 (913,625)                  -
                                       ------------                ----------              ----------

Net income (loss)                      $(14,308,277)              $14,786,042              $5,757,279
                                       ============               ===========              ==========

Per share:

  Income (loss) before
    extraordinary item                 $       (.56)              $       .62              $      .23
                                       ============               ===========              ==========

  Net income (loss)                    $       (.56)              $       .58              $      .23
                                       ============               ===========              ==========

  Weighted average Shares                25,393,147                25,392,621              25,391,478
                                       ============               ===========              ==========



                     The accompanying Notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994



                                    Common          Additional              Retained             Treasury
                                     Stock           Paid-in                Earnings               Stock
                                     at Par          Capital                (Deficit)             at Cost               Total
                                     ------          -------                --------              -------               -----

Balance at
      December 31, 1993            $258,979       $284,511,143            $      -             $(1,743,075)         $283,027,047

Net income                             -                  -                 5,757,279                 -                5,757,279

Stock warrants (Note T)    -                         1,638,000                   -                    -                1,638,000

Proceeds from the
      exercise of stock
      warrants (Note T)                   5              5,402                   -                    -                    5,407

Dividends                              -           (16,079,438)            (5,757,279)                -              (21,836,717)
                                   --------       -------------           -----------          -----------          ------------

Balance at
      December 31, 1994             258,984        270,075,107                   -              (1,743,075)          268,591,016

Net income                             -                  -                14,786,042                 -               14,786,042

Proceeds from the
      exercise of stock
      warrants (Note T)                  10             10,087                   -                    -                   10,097

Dividends                              -            (7,813,496)           (14,786,042)                -              (22,599,538)
                                   --------       ------------            -----------          -----------          ------------

Balance at
      December 31, 1995             258,994        262,271,698                   -              (1,743,075)          260,787,617

Net loss                               -                  -               (14,308,277)                -              (14,308,277)

Proceeds from the
      exercise of stock
      warrants (Note T)                   4              5,880                   -                    -                    5,884

Stock options grants
      (Note M)                         -                22,584                   -                    -                   22,584

Dividends                                          (22,853,892)                                                      (22,853,892)
                                   --------       ------------           ------------          -----------          ------------

Balance at
      December 31, 1996            $258,998       $239,446,270           $(14,308,277)         $(1,743,075)         $223,653,916
                                   ========       ============           ============          ===========          ============


                     The accompanying Notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994



                                                               1996                    1995                   1994
                                                           ------------            ------------           ------------

Operating activities:
     Net income(loss)                                      $(14,308,277)            $14,786,042           $  5,757,279
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
           Depreciation                                      29,050,960              21,983,582             19,506,878
           Amortization of goodwill                           1,120,640                    -                      -
           Provision for losses on real
                 estate investments                           7,500,000                    -                      -
           Joint venture net (income) loss                    3,008,587              (1,407,025)            (1,178,272)
           Distributions received from
                 joint ventures                                    -                  1,407,025              1,178,272
           Non-employee stock option plan                        22,584                    -                      -
           Issuance of stock warrants                              -                       -                 1,638,000
           Gains on sales of investments                        (58,263)            (15,603,421)            (4,068,526)
           Minority interest in operations
                 of operating partnership                    (1,417,817)                153,888                   -
           Discount amortization                               (511,976)               (535,401)            (1,467,737)
           Costs associated with the
                 refinancing of debt                               -                    253,500                   -
           Write-off of deferred financing
                 costs                                          164,089                 660,125                   -
           Amortization of deferred
                 financing costs                              1,052,283               1,446,242              1,096,969
           Decrease (increase) in operating
                 escrows and other assets                    (2,470,167)              2,550,889               (879,332)
           Increase (decrease) in accrued
                 real estate taxes, insurance
                 and other liabilities                        3,952,223                (298,263)             1,258,692
           Increase (decrease) in tenant
                 security deposits prepaid
                 rents and escrows held                         399,924                (348,768)              (410,723)
                                                           ------------             -----------           ------------
                     Net cash provided by
                          operating activities               27,504,790              25,048,415             22,431,500
                                                           ------------             -----------           ------------


Investing activities:
     Costs to acquire properties                            (37,894,563)            (48,905,137)           (59,694,010)
     Land and construction-in-progress                      (13,512,645)            (18,618,220)           ( 5,400,697)
     Rehabilitation and non-recurring
        capital expenditures                                (15,900,996)            ( 8,389,316)           ( 7,893,337)
     Recurring capital expenditures                          (4,397,131)            ( 3,166,208)           ( 2,159,437)
     Proceeds from sales of properties                       19,580,079              61,020,687             19,158,879
     Distributions received from joint
        ventures in excess of earnings                        2,644,533               1,491,919              1,304,389
     Acquisition of mortgage loans                                 -                (28,083,544)                  -
     Proceeds from the payoff of
        mortgage loans                                       15,324,802              17,296,112                   -
     Principal collections on MBS                             2,360,929               1,761,562              7,159,930
     Principal collections on mortgage
        loans                                                 1,039,898                 473,976                163,002
     Initial funding of escrows                              (5,189,961)                 49,758             (6,422,280)
     Cost to acquire advisory services
         business                                              (447,679)                   -                      -
                                                           ------------             -----------           -------------
                 Net cash used for
                     investing activities                   (36,392,734)            (25,068,411)           (53,783,561)
                                                           ------------             -----------           ------------

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
              For the Years Ended December 31, 1996, 1995 and 1994

                                   -------------


                                                                 1996                   1995                  1994
                                                            ------------            ------------          ------------

Financing activities:
     Payment of financing costs                              (1,222,170)             (3,044,443)           (3,612,952)
     Proceeds from repurchase agreement                            -                    350,000                  -
     Payment on repurchase agreement                         (1,650,000)             (1,200,000)           (8,300,000)
     Proceeds from credit agreement                          48,970,000              67,140,000            36,000,000
     Repayment of credit agreement                           (8,050,000)            (51,000,000)          (56,700,000)
     Proceeds from mortgage notes
       payable                                                     -                 17,800,000            88,689,919
     Costs associated with the
        refinancing of debt                                        -                   (253,500)                 -
     Principal payments on mortgage notes
        payable                                              (8,591,947)             (6,296,501)             (410,533)
     Proceeds from the exercise of stock
        warrants                                                  5,884                  10,097                 5,407
     Dividends                                              (22,853,892)            (22,599,538)          (21,836,717)
     Distribution to minority interest                       (1,846,688)               (240,739)                 -
     Contribution from minority interest                           -                      5,000                  -
             Net cash provided by                           -----------             -----------           -----------
                  financing activities                        4,761,187                 670,376            33,835,124
                                                            -----------             -----------           -----------

Net (decrease) increase in cash and
  cash equivalents                                           (4,126,757)                650,380             2,483,063

Cash and cash equivalents, beginning
  of year                                                    11,142,710              10,492,330             8,009,267
                                                           ------------             -----------           -----------

Cash and cash equivalents, end of
  year                                                     $  7,015,953             $11,142,710           $10,492,330
                                                           ============             ===========           ===========


Supplemental cash flow disclosure:
     Cash paid for interest during
       year                                                $ 20,143,571             $16,274,850           $11,085,742
                                                           ============             ===========           ===========

     Interest capitalized during year                      $    514,258             $   658,480           $   380,928
                                                           ============             ===========           ===========

Supplemental disclosure of non-cash financing
  and investing activities:
     Property contributed by minority
        interests                                          $ 90,895,512             $10,500,000                  -
     Cash to minority contributors                          (21,381,175)                   -                     -
     Debt assumed from minority
        contributors                                        (47,641,639)             (5,417,735)                 -
                                                           ------------             -----------           -----------

        Increase in minority interest                      $ 21,872,698              $5,082,265                  -
                                                           ============             ===========           ===========

     Debt assumed in conjunction with
        property acquisition                               $  5,555,295                    -                     -
                                                           ============             ===========           ===========

     Advisory services business
        contributed by minority interest                   $ 13,000,000                    -                     -
                                                           ============             ===========           ===========

     Reclassification of construction
       in progress to multifamily
       apartment complexes                                 $ 10,888,961             $22,003,156                 -
                                                           ============             ===========           ===========

                     The accompanying Notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ------------


A.     Organization
       ------------

       Berkshire Realty Company, Inc. and Subsidiaries (the "Company") was formed on April 26, 1990 by filing a certificate of incorporation in the State of Delaware. The Company commenced operations on June 27, 1991, as an equity real estate investment trust ("REIT") when the Company exchanged 25,097,923 of its shares for the assets, subject to the liabilities of two publicly held limited partnerships.

       In 1995, the Company was restructured to an umbrella partnership real estate investment trust ("UPREIT"). On May 1, 1995, the Company's assets, subject to liabilities, were transferred to a newly formed subsidiary ("Operating Partnership") of which the Company is the general partner and a significant limited partner. Upon transfer of its net assets, the Company was issued 25,392,452 units of the Operating Partnership ("Units") which was equal to the number of Shares outstanding on May 1, 1995.

       To permit the organization of the Operating Partnership, on May 1, 1995, an affiliate of Berkshire Realty Advisors, the Company's former Advisor, contributed $5,000 and River Oaks Apartments subject to mortgage debt of $5.4 million at a valuation of $10,500,000. The seller received 534,975 Units for its interest ("Minority Interest") in the Operating Partnership in exchange for the property. Under the agreement, the Company may not sell the River Oaks Apartments for a period of three years following the closing date. The contribution was accounted for using the purchase method. River Oaks is a 17-story, 136-unit, multi-family complex located in the exclusive River Oaks area of Houston, Texas.

       On March 1, 1996 the Company acquired, via contribution, the advisory and development services business (the "Advisor Transaction") of the Berkshire Companies Limited Partnership, the Advisor to the Company, in exchange for 1,300,000 newly issued Units of the Operating Partnership. Additional Units, up to a total of $7.2 million, may be issued to the transferor during a six-year period if certain Share price benchmarks are achieved. (See Note C to the Consolidated Financial Statements). The Units are convertible only upon shareholder approval. This acquisition enabled the Company to assume the existing Advisory Services agreement which eliminated fees previously incurred by the Company for asset management, acquisition and disposition functions. The Company outsources with affiliates of certain directors and officers for certain administrative services such as shareholder relations, computer systems and support, and legal services.

       In addition to the two UPREIT transactions mentioned above, the Company has grown by utilizing the UPREIT structure by acquiring six other multifamily communities in 1996. These UPREIT transactions have increased the ownership of the Operating Partnership by minority limited partners to 11.85% which includes a 10.04% ownership by companies affiliated with Douglas Krupp, George Krupp and Laurence Gerber. The Company owns the remaining 88.15% of the Operating Partnership.

       Property management services were performed by an affiliate of certain directors and officers until February 28, 1997 when the Company acquired the multifamily property management business of the affiliated company for $1.7 million in Operating Partnership Units. The transaction was valued at $17.6 million (based on a $10.375 share price) which will be recorded as intangible assets and goodwill.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


A.     Organization - Continued
       ------------

       The property manager currently manages 57 multifamily apartment communities, including the Company's 35 assets. The Company has acquired the management contracts for the remaining 22 multifamily communities and will provide property management services to those owners, generally for a 5% management fee.

       The property manager employs approximately 85 professionals, excluding site employees. The Company will continue to contract with an affiliate of certain officers and directors for property management of the retail portfolio.

       The Company has several wholly-owned qualifying REIT subsidiaries which formed in connection with the UPREIT transaction or for financing purposes and are consolidated in the accompanying financial statements.

       The principal business of the Company is the ownership and operation of apartment communities located in the Southeast and Texas. In addition, the Company has investments in six community and regional shopping centers, two of which are held in joint venture.

       The Company has an infinite life, however the Company's Certificate of Incorporation, as amended, requires the Company's Board of Directors (the "Board") to prepare and submit a Plan of Liquidation to the Shareholders on or before December 31, 1998. The Plan of Liquidation will become effective only if approved by Shareholders holding a majority of the Shares then outstanding.

       The Company is authorized to issue up to 140,000,000 shares of common stock, $0.01 par value per share ("Shares"). The Company is also authorized to issue up to 60,000,000 shares of preferred stock, $0.01 par value, which may be issued in multiple classes or series. The Board is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series and the designation thereof, without any further vote or action by the Shareholders. The Company's outstanding Shares are publicly traded on the New York Stock Exchange under the symbol "BRI".

B.     Significant Accounting Policies
       -------------------------------

       The Company uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes.

       Basis of Presentation
       ---------------------

       For the period after the UPREIT restructuring, the accompanying Consolidated Financial Statements include the consolidated accounts of the Company, Operating Partnership and the subsidiaries of the Operating Partnership. For the period prior to the UPREIT restructuring, the accompanying financial statements reflect the consolidated accounts of the Company and its wholly-owned qualifying REIT subsidiaries.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ------------


B.     Significant Accounting Policies - Continued
       -------------------------------

       All significant intercompany balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company after the UPREIT restructuring have been adjusted for the minority interest of unitholders in the Operating Partnership.

       Estimates and Assumptions
       -------------------------

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses. Actual results could differ from those estimates.

       Cash and Cash Equivalents
       -------------------------

       The Company includes all short-term investments with maturities of three months or less at the date of acquisition in cash and cash equivalents. The carrying value of these investments approximated market at December 31, 1996.

       The Company invests its cash primarily in money market funds with commercial banks. The Company has not experienced any losses to date on its invested cash.

       Escrows
       -------

       The Company generally includes real estate tax, insurance and repair balances required by certain debt agreements in escrows.

       Real Estate Assets and Depreciation
       -----------------------------------

       Expenditures related to the acquisition, improvement and development of real estate assets are capitalized at cost. Upon acquisition of a real estate asset, deferred maintenance and renovation costs are capitalized at cost. Ordinary repairs and maintenance are expensed as incurred.

       Depreciation is computed by using the straight-line method over the estimated useful lives of the related assets as follows:

               Buildings                                   25 years
               Building improvements                       5 to 25 years
               Appliances, carpeting and equipment         3 to 8 years

       Impairment of Long-Lived Assets
       -------------------------------

       Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The investments in properties are carried at cost less accumulated depreciation unless the Company believes there is a permanent impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. (See Note D).

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ----------


B.     Significant Accounting Policies - Continued
       -------------------------------

       Investments in Unconsolidated Joint Ventures
       --------------------------------------------

       The Company has a 50% interest in Brookwood Village Joint Venture and a 50.1% interest in Spring Valley Partnership (collectively, the "Joint Ventures"). These investments are accounted for using the equity method of accounting as the respective Partnership Agreements require either a majority vote (Brookwood) or two thirds majority (Spring Valley) for all major decisions regarding the Joint Ventures. As such, the Company does not have control of the operation of the underlying assets. Under the equity method of accounting, the Company's share of net income (loss) of the Joint Ventures is included currently in the Company's net income
       (loss).

       MBS
       ---

       MBS are held for long-term investment and therefore are carried at amortized cost. Premiums or discounts are amortized over the life of the underlying securities using the effective yield method.

       Mortgage Loans
       --------------

       Discounts on mortgage loans net of acquisition costs are amortized into income over the remaining life of the related loans using the effective yield method, based on management's estimate of the current facts and circumstances and the ultimate ability to collect such loans.

       Rental Revenues
       ---------------

       Residential and commercial leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Commercial leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears. Minimum rental revenue from long-term commercial leases is recognized on a straight-line basis over the life of the related lease.

       Interest Expense and Real Estate Tax Capitalization of Development Assets
       -------------------------------------------------------------------------

       Interest expense and real estate taxes incurred during the construction period of assets under development are capitalized until a building is placed in service as evidenced by a certificate of occupancy.

       Deferred Expenses
       -----------------

       Costs associated with debt financings are capitalized and amortized to interest expense over the term of the related agreement using a method which approximates the effective interest method. Upon refinancing or retirement of debt, any unamortized costs are charged to earnings.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   -----------


B.     Significant Accounting Policies - Continued
       -------------------------------

       Interest Rate Swap Agreement
       ----------------------------

       Swap receipts and payments under interest rate swap agreements designated as a hedge are recognized as adjustments to interest expense when earned and are reflected as operating activities in the Consolidated Statement of Cash Flows. Settlement payments or receipts on terminated interest rate swap agreements are deferred and amortized over the remaining original period of the swap, as long as the hedged borrowing is still outstanding. Settlement payments or receipts on terminated interest rate swap agreements are reflected as financing activities in the Consolidated Statement of Cash Flows.

       Income Taxes
       ------------

       The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believes it will continue to meet all such qualifications. Accordingly, the Company will not be subject to federal income taxes on amounts distributed to Shareholders provided that it distributes annually at least 95% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, no provision for federal income taxes has been recorded in the Consolidated Financial Statements. However, the Company is subject to certain state income taxes and certain state net worth taxes which are not significant.

       Earnings per Share
       ------------------

       Earnings per share is calculated based on the weighted average Shares outstanding during the years presented. The weighted average Shares outstanding during the years ended December 31, 1996, 1995 and 1994 were 25,393,147, 25,392,621 and 25,391,478, respectively. Upon the exercise of certain stock warrants, the Company issued 417 Shares in 1996, 1,023 Shares in 1995 and 503 shares in 1994. Annual dividends paid per share were $.90 in 1996, $.89 in 1995 and $.86 in 1994.

       Reclassifications
       -----------------

       Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

C.     Acquisition of Advisory Services Business
       -----------------------------------------

       On February 28, 1996, the Board of Directors, acting on the recommendation of a Special Committee comprised of the Independent Directors, approved the acquisition via contribution of the advisory and development services business ("Advisor Transaction") of The Berkshire Companies Limited Partnership in exchange for 1,300,000 newly issued Units of the Operating Partnership.

       The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a "self-administered" REIT. The Company began incurring general and administrative expenses for its acquired management staff including salaries, benefits, and other overhead expenses. The Company has outsourced with affiliated companies of certain directors and officers for certain administrative services such as shareholder relations, computer systems and support and legal services. Property management services were performed by Berkshire Property Management, an affiliated company of certain directors and officers. (See Note L).

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


C.     Acquisition of Advisory Services Business - Continued
       -----------------------------------------

       In conjunction with the Advisor Transaction, additional Units, up to a total $7.2 million in value, may be issued to the contributor during a six-year period if certain Share price benchmarks are achieved. The benchmarks are achieved if the share price is equal to or greater than the benchmarks for any fifteen days during any twenty consecutive trading days. There are six Share price benchmarks beginning at $11.00 and increasing every $1.00 up to a maximum of $16.00. Upon satisfaction of each benchmark, the contributor will receive Units equal to $1.2 million based on the benchmark price. As of December 31, 1996, no additional units have been issued.

       The Advisor Transaction was accounted for under the purchase method of accounting. The value of the transaction was based on 1,300,000 units at a share price of $10, or $13,000,000 which was recorded as goodwill and is being amortized on a straight-line method over a 10-year period. Also, legal fees and professional services expenses associated with the Advisor Transaction have been capitalized and will be amortized over the same 10-year period. Accumulated amortization at December 31, 1996 was $1,120,640.

D.     Multi-family and Retail Property
       --------------------------------

       As of December 31, 1996, the Company had investments in 41 properties in 9 states consisting of 35 apartment communities having in the aggregate 12,435 units and 6 retail centers, including the two joint ventures, with a total of 1,171,720 square feet of leasable space.

       The following summarizes the carrying value of the Company's multifamily apartment complexes and retail centers, excluding joint ventures (in thousands):

                                                          December 31,
                                                    ------------------------
                                                      1996             1995
                                                      ----             ----

       Land                                         $ 76,525         $ 67,976
       Buildings and improvements                    419,932          337,790
       Appliances, carpeting and equipment            82,971           56,336
                                                    --------         --------

       Total multi-family and retail property        579,428          462,102
       Accumulated depreciation                     (106,870)         (77,641)
                                                    --------         --------

                                                    $472,558         $384,461
                                                    ========         ========

       Acquisitions
       ------------

       On May 14, 1996, the Company acquired Berkshire Towers (formerly The Point Apartments), a 1,119-unit high-rise apartment community located in Silver Spring, Maryland, an asset formerly majority-owned by certain directors and officers of the Company. The Company acquired the property for $52.3 million in exchange for 1.6 million of Operating Partnership Units to be issued over three years and the assumption of $35.5 million of non-recourse indebtedness on the property. The debt has a fixed rate of 7 5/8% and matures in 2029. Under the terms of the contribution agreement, the Company may not sell Berkshire Towers for a period of five years following the closing date.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   -----------


D.     Multi-family and Retail Property - Continued
       --------------------------------

       Acquisitions
       ------------

       In the second quarter or 1996, the Company completed the acquisition of five multi-family communities for a total of 1,422 apartment units. The properties are located in Dallas and Fort Worth, Texas. One asset (318 units) was purchased with cash from an unrelated seller for a purchase price of $8.7 million. The four remaining assets (1,104 units) were acquired as a package from another unrelated seller for a purchase price of $28.7 million. The purchase price included the assumption of $5.8 million in debt, the issuance of $4.1 million in Operating Partnership Units and the remainder was paid in cash. For these four assets, the contribution agreement restricts the Company from selling the assets for a period of three years following the closing date. The debt bears interest at 7.695% and matures in 2005.

       On July 30, 1996, the Company acquired Hunter's Glen Apartments, a 276-unit apartment community located in Plano, Texas. The purchase price was $10 million which included the assumption of $5.5 million in mortgage debt. The mortgage requires interest at a rate of 9% and matures March 1, 2000.

       On November 12, 1996, the Company acquired Prescott Place II Apartments (formerly Merit Ridge Apartments), a 336-unit apartment community located in Mesquite, Texas. The purchase price was $10.2 million which included the assumption of $6.3 million in debt, the issuance of $1.3 million in Operating Partnership Units and the remainder was paid in cash.

       With respect to the debt assumed in conjunction with the acquisitions mentioned above, the debt agreements require monthly principal and interest payments along with monthly funding of real estate tax and insurance escrows. In addition, certain agreements require monthly funding of mortgage insurance and replacement reserve escrows.

       Information on the eight apartment communities acquired in 1996 is as follows:


                                                                                                    Number of
                    Name                                      Location                                Units
                    ----                                      --------                                -----

       Golf Side Apartments                       Haltom City (Fort Worth), Texas                      402
       Benchmark Apartments                       Irving, Texas                                        250
       Pleasant Wood Apartments                   Dallas, Texas                                        208
       Providence Apartments                      Dallas, Texas                                        244
       Prescott Place Apartments                  Mesquite (Dallas), Texas                             318
       Hunters Glen Apartments                    Plano (Dallas), Texas                                276
       Berkshire Towers Apartments                Silver Spring (D.C.), Maryland                     1,119
       Prescott Place II Apartments               Mesquite(Dallas),Texas                               336
                                                                                                     -----
                                                                                                     3,153
                                                                                                     =====


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ------------


D.     Multi-family and Retail Property - Continued
       --------------------------------

       Development
       -----------

       The Company substantially completed the construction of Huntington Chase II, a 72-unit additional phase to an existing property owned by the Company in Norcross, Georgia. The project is expected to cost approximately $4.7 million of which $4.6 million has been recorded at December 31, 1996.

       The Company is also building 96-units as an additional phase to Brookfield Trace, an existing community in Mauldin (Greenville), South Carolina. As of December 31, 1996, 72 units have been completed and lease-up is underway. The remaining 24 units were completed in February 1997. The project is expected to cost approximately $7 million when completed. As of December 31, 1996, the project has incurred $6.3 million of construction costs.

       In the fourth quarter of 1996 the Company began construction of a 296-unit apartment community in Durham, North Carolina. The project, Berkshires at Crooked Creek, is currently estimated to cost approximately $20.2 million and construction of the 13-building apartment community is expected to be completed in the third quarter of 1998. As of December 31, 1996, costs of $2.5 million, which included the cost of land, have been incurred.

       The Company also owns two parcels of land located in Dallas, Texas and Greenville, South Carolina. Development plans are under consideration for these two sites.

       Dispositions
       ------------

       On September 12, 1996, the Company sold Pointe West Apartments, a 223-unit apartment community located in Des Moines, Iowa for a sales price of $11,225,000. The property had a depreciated cost basis of $10,125,418 and resulted in a gain on the sale of $947,326. Proceeds from the sale were used to payoff debt of $6.6 million and necessitated the write-off of deferred costs of $164,089. An additional $664,000 of proceeds were used to pay down a portion of the debt collateralized by four separate multifamily communities which the Company owns. With the sale of Pointe West, the Company completed its plans to exit the Midwest.

       On December 19, 1996, the Company sold Greentree Plaza, a 110,077 square feet retail center in Marlton, New Jersey, for a sales price of $9,250,000 resulting in a loss on the sale of $889,063. The sale of Greentree Plaza is consistent with the Company's plan to sell its retail properties and focus on multifamily communities. The proceeds from the sale will be used to fund the development of Berkshires at Crooked Creek.

       Impairment of Long-Lived Assets
       -------------------------------

       Effective January 1, 1996, the Company has adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This Statement requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.     Multifamily and Retail Property - Continued
       -------------------------------

       Impairment of Long-Lived Assets
       -------------------------------

       As of December 31, 1996, the Company has recorded $12 million in provisions for losses on the wholly-owned and joint venture retail assets as a result of the Company's strategic decision to divest of its retail portfolio over time and redeploy proceeds in multifamily assets. In the third quarter of 1996, the Company began actively marketing four of its wholly-owned retail centers. As a result of these efforts, the Company has reclassified these centers to assets held for sale and has recorded a provision for losses of $4.2 million which represents the difference between carrying value and estimated fair value less cost to sell. Depreciation will no longer be recorded on these assets.

       A fifth retail center, which is not currently for sale had a significant lease restructuring during the third quarter. As a result of this situation, the Company has recorded a provision for a loss of $3.3 million which represents the difference between carrying value and estimated fair value. Depreciation will be calculated on the adjusted book value on this asset.

       Finally, one of the Company's joint venture investments, Brookwood Village Joint Venture, recorded a $9 million provision for losses of which $4.5 million represents the Company's pro-rata share of the provision.

       Rental Income
       -------------

       Future base rents receivable under non-cancelable commercial operating leases for the four remaining wholly-owned properties for the years 1997 through 2001 and thereafter are as follows:

                    1997                         $ 4,982,600
                    1998                         $ 4,719,500
                    1999                         $ 4,161,200
                    2000                         $ 3,784,600
                    2001                         $ 3,395,500
                    Thereafter                   $24,223,200



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                 -------------


E.     Investments in Unconsolidated Joint Ventures
       --------------------------------------------

       Condensed combined financial statements for the Joint Ventures are as follows:

                        CONDENSED COMBINED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                                                 1996          1995
                                                            ------------     ------------

       Property at cost                                     $110,058,875     $108,888,115
       Less accumulated depreciation                         (40,173,598)     (27,248,453)
                                                            ------------     ------------

                                                              69,885,277       81,639,662
       Other assets                                            2,774,699        2,034,197
                                                            ------------     ------------

         Total assets                                       $ 72,659,976     $ 83,673,859
                                                            ============     ============


                        LIABILITIES AND PARTNERS' EQUITY

       Liabilities                                          $    558,639     $   267,707
                                                            ------------     -----------

       Partners' equity:
         The Company                                          36,036,723      41,689,843
         Joint venture partner                                36,064,614      41,716,309
                                                            ------------     -----------

         Total partners' equity                               72,101,337      83,406,152
                                                            ------------     -----------

         Total liabilities and partners' equity             $ 72,659,976     $83,673,859
                                                            ============     ===========


                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     1996                 1995                  1994
                                                 -----------          -----------           -----------

       Revenues                                  $13,118,356          $12,873,159           $12,150,491
       Property operating expenses                (6,214,033)          (5,912,347)           (5,888,029)
       Depreciation                               (3,925,146)          (4,150,399)           (3,908,620)
       Provision for loss                         (9,000,000)                -                     -
                                                 -----------          -----------           -----------

       Net income/(loss)                         $(6,020,823)         $ 2,810,413           $ 2,353,842
                                                 ===========          ===========           ===========

       Allocation of net income (loss):
               The Company                       $(3,008,587)          $ 1,407,025           $ 1,178,272
               Joint venture partner              (3,012,236)            1,403,388             1,175,570
                                                 ------------          -----------           -----------

                                                 $(6,020,823)          $ 2,810,413           $ 2,353,842
                                                 ===========           ===========           ===========

       In 1996, one of the joint venture investments, Brookwood Village, recorded a $9,000,000 provision for loss which represents the difference between carrying value and estimated fair value of the retail center less costs to sell.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ------------


F.     Mortgage and other loans receivable
       -----------------------------------

       As of December 31, 1996, the Company held a mortgage loan with a carrying value of approximately $2,268,000 and a promissory note with a principal balance of approximately $1,826,000. The mortgage loan is collateralized by a 120-unit apartment complex in Palm Bay, Florida. The mortgage loan requires principal payments based on a 23-year amortization along with an interest rate of 7%. The mortgage loan matures January 27, 2002 when a balloon payment of $2,552,673 will be due. The principal balance of the mortgage loan is approximately $3,016,000. The promissory note requires monthly interest payments of 10% and matures April 13, 1998.

       In May 1996, a mortgage loan receivable was paid off for $7,016,547 which was the principal balance as of the payoff date. The loan was collateralized by a 185-unit apartment complex in Miami, Florida. In addition, in November 1996, a separate mortgage loan receivable was paid off for $8,308,255 which was the principal balance as of the payoff date. The loan was collateralized by a 212-unit apartment complex in Miami, Florida.

G.     MBS
       ---

       At December 31, 1996, the Company's MBS portfolio had an approximate market value of $9,849,000 with unrealized gains of $616,000. The market value of the MBS portfolio at December 31, 1995 was approximately $12,372,000 with unrealized gains of $796,000. At December 31, 1996 and 1995, the MBS portfolio's cost basis was $9,232,956 and $11,576,326 with a face value of $9,294,121 and $11,655,051, respectively. The portfolio consists of Federal Home Loan Mortgage Corporation securities with coupon rates ranging from 8.0% to 9.75% per annum maturing in the years 2008 through 2021 and a Federal National Mortgage Association security with coupon rate of 9% per annum maturing in 2024.

H.     Credit Agreements
       -----------------

       At December 31, 1996, the Company has in place two lines of credit to provide for future development, acquisitions and general business activities. One credit agreement is a Master Credit Facility ("Facility") with the Federal National Mortgage Association ("FNMA"). The commitment under this interest only facility, which is collateralized by multifamily assets, is for $100,000,000 of which $63,345,000 is fixed rate ("Base") and $36,655,000 is a revolving component ("Revolver") expiring in November 2000.

       As of December 31, 1996, the Company has pledged fourteen apartment communities as collateral under the Facility. At that time, $92,310,000 was advanced on the available collateral. Future advances under the commitment are dependent on the delivery of additional collateral. The borrowings under the Credit Facility at December 31, 1996 were as follows:


                                    Contract   Contract
                                     Start       End     Interest
       Borrowings                    Date        Date      Rate       Amount
       ----------                    ----        ----      ----       ------

       Credit Facility - Fixed     11/22/95   11/20/05     6.997%   $50,000,000
       Credit Facility - Fixed     09/20/96   09/20/03     7.54%     13,345,000
       Credit Facility - Revolver  12/03/96   03/03/97     5.976%    28,965,000
                                                                     -----------
                                                                     $92,310,000
                                                                     ===========


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                   ------------


H.     Credit Agreements, Continued
       ------------------

       Simultaneous with the closing of the Facility mentioned above, the Company significantly amended the terms of the other Credit Agreement ("Credit Agreement") with the Bank of Boston and Mellon Bank. The commitment of $49.5 million has an interest rate set at 175 basis points over LIBOR (5.5%) as of December 31, 1996. Multifamily and retail assets are pledged as collateral under the Credit Agreement. The terms of the amended facility expires December 31, 1997. The borrowings under the Credit Agreement at December 31, 1996 were as follows:


                                            Contract      Contract
                                Start         End         Interest
       Borrowings              Date         Date          Rate        Amount
       ----------              ----         ----          ----        ------

       LIBOR borrowings      12/30/96     01/28/97*     7.4375%    $ 1,250,000
       LIBOR borrowings      12/30/96     01/28/97*     7.2500%     17,000,000
       LIBOR borrowings      11/25/96     03/26/97      7.3125%     16,500,000
       LIBOR borrowings      12/30/96     03/31/97      7.3125%      9,000,000
                                                                   -----------
                                                                    $43,750,000
                                                                    ===========

       *On January 28, 1997, the Company paid down these contracts by $8,250,000 and repriced the new contracts at the then current interest rate of 7.3125%.

       As an interest rate hedge against variable rate debt, in November 1995 the Company entered into a five-year interest rate swap contract with a bank as counterparty. Under the swap arrangement, the Company will pay 6.06% on a $40 million notional amount and will receive LIBOR (based on 90 day contracts). The swap arrangement is intended to protect the Company from significant interest rate exposure on its anticipated revolving facilities. The current swap amount will cover anticipated borrowing levels under revolvers in the near term. The Company will continually reassess its rate exposure relative to debt levels and will execute additional interest rate protection as circumstances dictate.

       The following summarizes the Company's Credit Facility and Credit Agreement at December 31, 1996 and 1995.

                                                        As of December 31,

                                               1996                          1995
                                   ---------------------------   --------------------------
                                   Outstanding    Commitment     Outstanding   Commitment

       Credit Agreement            $ 43,750,000   $ 49,450,000   $37,000,000   $ 48,000,000
       Master Credit Facility        92,310,000     92,310,000    58,140,000     58,140,000
                                   ------------   ------------   -----------   ------------
                                   $136,060,000   $141,760,000   $95,140,000   $106,140,000
                                   ============   ============   ===========   ============

       Credit Facility and Credit Agreement borrowings averaged $122,168,671, $74,039,637 and $75,004,167 during the years ended December 31, 1996, 1995 and 1994, respectively, and the maximum amount outstanding at any month-end during fiscal years 1996, 1995 and 1994 was $144,110,000. The weighted average interest rates of these borrowings were 6.87%, 8.10% and 6.88% during the years ended December 31, 1996, 1995 and 1994, respectively.

       The Credit Facility and Credit Agreement requires the Company to be in compliance with certain debt covenants. Two of the more restrictive covenants include: the Company is required to maintain interest coverage ratios of 2 1/4 to one along with a total liability to net worth ratio of not more than 50%. As of December 31, 1996 the Company was in compliance with all covenants.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



I.   Mortgage Notes Payable
     ----------------------

     The following table sets forth certain information regarding the mortgage notes payable at December 31, 1996:

                                                                    Principal
     Apartment                               Interest   Maturity     Balance
     Communities          Location             Rate        Date   As of 12/31/96
     -----------          --------             ----        ----   --------------

     Conventional Fixed Rate
     -----------------------

     Altamonte           Altamonte Springs, FL  8.34%    4/1/2001  $  4,077,409
     Huntington Chase    Norcross, GA           8.34%    4/1/2001     8,145,258
     Newport             Tampa, FL              8.34%    4/1/2001     3,698,115
     Timbers             Charlotte, NC          8.34%    4/1/2001     6,542,818
     Avalon              Atlanta, GA            8.45%    6/1/2001     5,507,837
     East Lake           Charlotte, NC          8.45%    6/1/2001     2,898,861
     Southpointe         Massapequa, NY         8.45%    6/1/2001     5,121,322
     Huntington Downs    Greenville, SC         8.45%    7/1/2001     8,968,660
     Lakes of Jacaranda  Plantation, FL         8.45%    7/1/2001     8,010,842
     Kings Crossing      Kingwood, TX           8.45%    7/1/2005     8,919,943
     Kingwood Lakes      Kingwood, TX           8.45%    7/1/2005     8,527,858
     Golf Side           Fort Worth, TX         7.695%  11/1/2005     5,739,577
     Hunter's Glen       Plano, TX              9.000%   3/1/2000     5,529,629
     Berkshire Towers    Silver Spring, MD      7.625%   4/1/2029    35,370,790
                                                                   ------------
                                                                   $117,058,919
                                                                   ============
     Tax Exempt

     Prescott Place II   Dallas, TX             5.775%  12/5/2003  $  6,313,480
     Plantation Colony   Plantation, FL         7.13%    9/1/2004     9,533,208
     Park Colony and     Hollywood, FL
     Woodland Meadows    Tamarac, FL            6.41%    4/1/2002    16,900,000
                                                                    ------------
                                                                    $ 32,746,688
                                                                    ============

     The aggregate scheduled principal amounts of long-term borrowings due during the five years 1997 through 2001 and thereafter are $1,769,009, $1,896,709, $2,035,287, $7,462,851, $50,672,917 and $85,968,929,
     respectively.

     In the event of a mortgage prepayment, certain mortgage agreements may require a prepayment penalty.

J.   Master Repurchase Agreement
     ---------------------------

     On January 9, 1992, the Company negotiated a Master Repurchase Agreement with CS First Boston which allowed for short-term borrowings collateralized by the Company's investments in MBS. The balance outstanding at December 31, 1996 is $9,300,000 at a rate of 5.70%. Subsequent to December 31, 1996, this borrowing was paid down by $500,000 and the remaining principal balance of $8,800,000 was rolled over to a new maturity of May 19, 1997. On May 19, 1997, all or a majority of the borrowings outstanding will be repriced at the then current interest rates.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



J.   Master Repurchase Agreement - Continued
     ---------------------------------------

     Master Repurchase Agreement borrowings averaged $10,201,644, $11,534,795 and $13,582,222 during the years ended December 31, 1996, 1995 and 1994, respectively, and the maximum amounts outstanding at any month-end during fiscal 1996, 1995 and 1994 were $10,950,000, $11,800,000 and $14,100,000, respectively. The weighted average interest rates of these agreements were 5.85%, 6.24%, and 4.46% during the years ended December 31, 1996, 1995 and 1994, respectively.

K.   Minority Interest
     -----------------

     Minority interest in the Operating Partnership consists of the following at December 31, 1996 and 1995 (in thousands):

                                              1996                 1995
                                              ----                 ----
     Balance, beginning of year             $ 5,000               $  -
     Value of Units Issued to
           Minority Unitholders:
              Affiliated Parties             29,435                5,082
              Unrelated Parties               5,438                  -
     Initial cash contribution                 -                       5
     Distribution to Unitholders             (1,846)                (241)
     Minority income(loss) allocation        (1,418)                 154
                                            -------               ------

     Balance, end of year                   $36,609               $5,000
                                            =======               ======

L.   Related Party Transactions
     --------------------------

     For the three years ended December 31, 1996, the Company contracted with an affiliate of certain officers and directors for services as management agent to the Company's properties. Such agreements provide for Property Management fees payable monthly at the rate of 5% of the gross receipts from residential properties and 6% of gross receipts for retail properties under management.

     The affiliate was also entitled to reimbursements for certain expenses incurred in connection with the operation of the properties including accounting, computer support, risk management, real estate tax services and administration.

     The following is a summary of fees and reimbursements to an affiliate for the years ended December 31:

                                                1996       1995          1994
                                                ----       ----          ----

     Costs reimbursements related
       to the operation of the
       Company's properties               $1,666,695    $1,315,960   $1,625,604

     Fees and reimbursements for
       administrative services            $  740,273    $  629,270   $  677,604

   As a result of the acquisition of the property manager as described in Note Q, the Company will no longer reimburse an affiliate for services related to multifamily property operations.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


M.   Benefit Plans
     -------------

     Stock Option Plan
     -----------------

     On February 8, 1996 the Board of Directors of the Company adopted the 1996 Stock Option Plan, (the "Plan"). The Plan provides for grants to certain employees, non-employee directors and consultants of the Company. Awards will be administered by the Compensation Committee which is comprised of two independent directors appointed by the Board of the Directors. There are 1,500,000 shares of common stock authorized for non-qualified and incentive stock option grants under the Plan. The plan will continue in effect until all shares of stock subject to options have been acquired or until May 1, 2001, whichever is earlier. However, unexercised options will continue in effect after the termination of the Plan. Options currently granted have a 0-1 year vesting period.

     In October 1995, the FASB issued Statement of Financial Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro-forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, compensation expense was only recognized for 24,000 options issued to a consultant of the Company, which had a fair value of approximately $22,000. Had compensation cost for the Plan been determined based on the fair value of all the options calculated in accordance with SFAS 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced to the pro-forma amounts indicated below:

                                    Net Income            Earnings Per Share
                                    ----------            ------------------
       As Reported                ($14,308,277)               $(.56)
       Pro-Forma*                 ($14,745,759)               $(.58)

     *The pro-forma effect of compensation costs determined using the fair value based method are not indicative of future amounts when the new method will apply to all outstanding vested and nonvested awards.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life 3 years, expected volatility of 20%, a dividend yield of 9.1% and a risk free interest rate of 5.65%.

     A summary of the status of the Plan as of December 31, 1996 and changes during the year then ended is presented below:

                                                        Weighted Avg.
                                           Shares       Exercise Price
                                           ------       --------------

     Outstanding at beginning
        of the year                             -              -
     Granted                                623,964          $9.90
        Exercised                               -              -
     Forfeited/Expired                         -               -
     Outstanding at end of the year        623,964
                                           =======

     Options exercisable at year-end       567,964

     Weighted average fair value of
       options granted during the year.       $.74

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

M.   Benefit Plans, Continued
     -------------

     The following table summarizes information about options outstanding at December 31, 1996:

                               Options Outstanding
                                Weighted Average

                                              Remaining
          Range of               Number      Contractual     Weighted Average
     Exercise Prices         Outstanding       Life           Exercise Price
     ---------------         -----------       ----           --------------

        $9.75-$10.25           623,964       9.4 years          $9.90


                Options Exercisable

        Number                   Weighted Average
     Exercisable                  Exercise Price
     -----------                  --------------
        567,964                       $9.86


     Profit Sharing Plans
     --------------------

     Beginning in 1996, the Company has a defined contribution plan pursuant to
     Section 401(k) of the Internal Revenue Code which covers all employees' contributions up to a maximum of 3% of each employee's compensation. Contributions, if any, are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. Aggregate contributions of approximately $76,000 were made for the year ended December 31, 1996.

N.   Non-Recurring Charges
     ---------------------

     Non-recurring charges in 1996 relate primarily to the settlement of a lawsuit related to the sale of an apartment asset, Carrollwood Gables Apartments, which was sold to an unaffiliated buyer in January, 1994. Prior to the sale, the buyer engaged a third party to report on the physical condition of the property. The physical inspection estimated outstanding repairs of approximately $20,000 which was satisfactory to the buyer. Subsequent to the sale, the buyer claimed there was significant roof and window leakage and brought suit against the Company, claiming that the Company concealed evidence of the leaks and misrepresented to the buyer that no roof leaks existed at the property.

     On September 5, 1996, the two counts brought against the Company were dismissed by the court. However, the buyer still had a number of options, including appealing the order. On September 18, 1996, the litigation was settled in mediation with the Company agreeing to pay a cash settlement of $150,000 to the buyer. Although the Company is confident there was no wrong doing on its part and believes there was no basis for litigation, the Company believed a settlement at this time was a better option given the alternatives, which could have meant a reversal of the dismissal and an expensive trial in the future, and in any event the incurrence of additional costs of defense.

     In addition to the cash settlement, the Company has incurred legal fees and costs which are recorded as a non-recurring charge on the Consolidated Statement of Operations.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


     In 1995, the non-recurring charges relate to costs associated with the restructuring of the company to an UPREIT as discussed in Note A. The non-recurring charges in 1994 relate to the settlement of a class action lawsuit brought against the Company at its inception by investors in the two publicly held limited partnerships which were combined to form Berkshire Realty Company, Inc. (See Note T).

O.   Dividends to Shareholders

     For federal income tax purposes, the following summarizes the tax components of dividends paid in 1996, 1995 and 1994:

                                                 Year Ended December 31,

                                            1996          1995          1994
                                            ----         -----         -----
      Per Share:
            Ordinary income                 $.44          $.36          $.48
            Non-taxable distributions        .46           .53           .38
                                            ----          ----          ----

               Total                        $.90          $.89          $.86
                                            ====          ====          ====

     For federal income tax purposes, the Company is depreciating its properties using the Modified Cost Recovery System. Also, non-recurring charges associated with the issuance of warrants (see Note T) and recognition of effective interest income on mortgage loans (see Note F) are recognized for federal tax purposes when realized.

P.   Commitments and Contingencies
     -----------------------------

     Litigation
     ----------

     The Company is involved in legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position or results from operations.

     Development
     -----------

     The estimated cost to complete the development project underway in Durham, North Carolina is $20.2 million.

Q.   Subsequent Events
     -----------------

     Property Acquisition
     --------------------

     Subsequent to December 31, 1996, the Company acquired Westchester Apartments, a 345-unit apartment community located in Silver Spring, Maryland. The purchase price was $16.1 million which included the assumption of $11.4 million in debt and the issuance of 388,333 Operating Partnership Units based on a share price of $10. The remainder was paid in cash.

     Property Disposition
     --------------------

     Subsequent to December 31, 1996, the Company sold Howell Commons Apartments, a 348-unit apartment community located in Greenville, South Carolina for a sale price of $13 million which resulted in a gain of approximately $6.4 million.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Q.   Subsequent Events - Continued
     -----------------

     Acquisition of the Management Company
     -------------------------------------

     On February 13, 1997, a Special Committee of the Board of Directors comprised of the Independent Directors, approved the acquisition of the multifamily property management business ("Property Manager") of an affiliated property management company owned by certain officers and directors of the Company. The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Operating Partnership Units or approximately $17.6 million in consideration as of the pricing date.

     The Property Manager manages 57 apartment communities, including the Company's 35 assets, and employs approximately 85 professionals, excluding site employees. As a result of this transaction, the Company will no longer pay management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company will receive management fees and reimbursements of certain expenses associated with 22 third-party management contracts primarily with partnerships affiliated with certain directors and officers of the Company. The Company will continue to engage an affiliated company to manage its six retail assets.

     The value of the Operating Partnership Units issued will be recorded on the balance sheet and reflected as intangible assets related to the third-party contracts and goodwill. These recorded amounts will be amortized over the expected periods to be benefitted.

R.   Fair Value of Financial Instruments
     -----------------------------------

     The Company uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

     Cash and cash equivalents
     -------------------------

     The carrying amount approximates the fair value due to the short maturity of those instruments.

     MBS
     ---

     The Company estimates the fair value of MBS based on quoted market prices. (See Note G).

     Mortgage loans and other loans receivable

     The Company estimates the fair value of its mortgage loans using the market value of the properties which collaterize such loans, if available. Otherwise, fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Based on this analysis, the Company has determined that the fair value of the instruments approximates carrying value.

     Credit agreements

     At December 31, 1996, the Company has two separate lines of credit in place. Due to the relatively short period of time between repricing dates on the revolving components, the Company approximates the fair value of those borrowings at the current carrying value. The Company estimates the value

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


R.   Fair Value of Financial Instruments - Continued
     -----------------------------------

     Credit agreements - Continued
     -----------------
     of its interest-only fixed rate credit facility held with the FNMA by discounting cash flows remaining to maturity using comparable treasury interest rates plus current spreads. The Company estimates the fair market value fixed rate portion at December 31, 1996 and 1995 to be $61,873,000 and $50,000,000, respectively.

     Repurchase agreements
     ---------------------

     The carrying amount of the Company's repurchase agreement approximates fair value due to the short maturity.

     Interest rate swap agreement
     ----------------------------

     The fair value of the Company's interest rate swap agreement is estimated to be $150,000 which is the amount the Company would receive if the swap was terminated on December 31, 1996. If the swap agreement was terminated on December 31, 1995, the Company estimated it would owe $945,000, if the contract was terminated.

     Mortgage Notes Payable
     ----------------------

     Mortgage notes payable were valued by discounting cash flows remaining to maturity using comparable treasury interest rates plus current spreads. Based on this analysis, the Company has determined that the fair value of these liabilities approximates carrying value.

S.   Pro-Forma Results (Unaudited):
     -----------------

     The following unaudited pro-forma operating results for the Company have been prepared as if the 1996 property acquisitions had occurred on January 1, 1996. Unaudited pro-forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1996, nor does it purport to represent the results of operations for future periods. Comparisons are not made to 1995 since the Company became an umbrella partnership real estate investment trust ("UPREIT") May 1, 1995.

                                                 For the Twelve Months Ended
                                                       December 31, 1996
                                                 ---------------------------

     Revenues                                               $102,822,224
                                                            ============
     Expenses including depreciation                        $115,747,161
                                                            ============
     Net loss                                               $(14,636,894)
                                                            ============
     Net loss per weighted average share                    $       (.58)
                                                            ============

T.   Issuance of Warrants
     --------------------

     On June 4, 1991 at a special meeting, the Unitholders of Krupp Cash Plus-III Limited Partnership and Krupp Cash Plus-IV Limited Partnership (collectively the "Participating Cash Plus Partnerships") voted in favor of and agreed to

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


T.   Issuance of Warrants - Continued
     --------------------
     participate in an exchange (the "Exchange") with the Company. Subsequently, the Company was named in a consolidated lawsuit filed as a class action representing those Unitholders related to the Exchange transaction. On August 3, 1994, the court approved a settlement which became effective on September 6, 1994.

     The settlement agreement provided that the Company pay to the plaintiff class $1.5 million and issue three million stock warrants. Upon exercise, each warrant entitles the holder to the right to acquire one share of common stock of the Company. The warrants are exercisable for a period of four years ending on September 8, 1998. The number of shares of common stock issuable upon exercise of a warrant is subject to adjustment upon the occurrence of certain events described in the warrant agreement. The exercise price was $10.75 from September 7, 1994 through September 6, 1995 and $11.79 from September 7, 1995 through September 8, 1998. As of December 31, 1996, 1,943 shares of common stock were issued upon exercise of warrants.

                BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

             SCHEDULE III - Real Estate and Accumulated Depreciation

                                December 31, 1996


                                                               Costs Capitalized
                                                               -----------------
                                                                                 Subsequent to
                                             Initial cost to Partnership          Acquisition
                                             ---------------------------          -----------
                                                               Buildings           Buildings
                                                                  and                  and
       Description                         Land              Improvements         Improvements
       -----------                         ----              ------------         ------------
Residential
-----------

Altamonte Bay Club
Altamonte Springs, Florida             $    485,599          $ 4,370,388          $   775,346

Arbors at Breckenridge
Duluth, Georgia                           3,260,522           23,355,675              912,714

The Avalon on Abernathy
Atlanta, Georgia                          2,013,424            5,177,377            5,043,002

Benchmark
Irving, Texas                               808,417            7,275,757            1,011,623

Berkshire Towers
Silver Spring, Maryland                   5,439,135           48,952,217            3,770,605

British Woods
Nashville, Tennessee                      1,212,396           10,911,569              692,159

Brookfield Trace
Mauldin, South Carolina                   1,529,428           13,435,004              459,270

Brookwood Valley
Mauldin, South Carolina                     972,241            8,750,174              573,199

Cumberland Cove
Raleigh, North Carolina                   1,840,482           23,524,150            1,269,301

East Lake Village
Charlotte, North Carolina                   531,629            4,784,665            2,275,107

Golfside
Haltom City, Texas                        1,444,530            6,988,219              654,689

Highland Ridge,
Nashville, Tennessee                        720,695            6,486,261            1,097,598

Howell Commons
Greenville, South Carolina                1,050,352            9,453,164              921,813

Hunters Glen
Plano, Texas                              1,012,130            9,109,173              530,205

Huntington Chase
Norcross, Georgia                         1,423,792           17,840,204            1,441,657

Huntington Downs
Greenville, South Carolina                  791,173           18,091,240            1,414,593


                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

      SCHEDULE III - Real Estate and Accumulated Depreciation - Continued

                                December 31, 1996

                                                       Costs Capitalized
                                                       -----------------
                                                                         Subsequent to
                                     Initial cost to Partnership          Acquisition
                                     ---------------------------          -----------
                                                       Buildings           Buildings
                                                          and                  and
       Description                 Land              Improvements         Improvements
       -----------                 ----              ------------         ------------
Residential

Indigo on Forest
Dallas, Texas                   10,951,649           26,256,230             5,294,329

Kings Crossing
Houston, Texas                   3,614,838            9,295,300             1,246,220

Kingwood Lake
Houston, Texas                   3,106,935            9,320,806             1,542,496

Lakes of Jacaranda
Plantation, Florida              3,060,000           17,818,748               838,407


                                         Gross Amounts Carried at End of Year
                                         ------------------------------------

                                                       Buildings
                                                          and
       Description                 Land              Improvements             Total
       -----------                 ----              ------------         ------------
Residential

Altamonte Bay Club
Altamonte Springs, Florida      $    485,599          $ 5,145,734         $ 5,631,333


Arbors at Breckenridge
Duluth, Georgia                    3,260,522           24,268,389          27,528,911

The Avalon on Abernathy
Atlanta, Georgia                   2,013,424           10,220,379          12,233,803

Benchmark
Irving, Texas                        808,417            8,287,380           9,095,797

Berkshire Towers
Silver Spring, Maryland            5,439,135           52,722,822          58,161,957

British Woods
Nashville, Tennessee               1,212,396           11,603,728          12,816,124

Brookfield Trace
Mauldin, South Carolina            1,529,428           13,894,274          15,423,702

Brookwood Valley
Mauldin, South Carolina              972,241            9,323,373          10,295,614

Cumberland Cove
Raleigh, North Carolina            1,840,482           24,793,451          26,633,933

                BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996

                                         Gross Amounts Carried at End of Year
                                         ------------------------------------

                                                       Buildings
                                                          and
       Description                 Land              Improvements             Total
       -----------                 ----              ------------         ------------
Residential
-----------

East Lake Village
Charlotte, North Carolina           531,629            7,059,772           7,591,401

Golfside
Haltom City, Texas                1,444,530            7,642,908           9,087,438

Highland Ridge
Nashville, Tennessee                720,695            7,583,859           8,304,554

Howell Commons
Greenville, South Carolina        1,050,352           10,374,977          11,425,329

Hunters Glen
Plano, Texas                      1,012,130            9,639,378          10,651,508

Huntington Chase
Norcross, Georgia                 1,423,792           19,281,861          20,705,653

Huntington Downs
Greenville, South Carolina          791,173           19,505,833          20,297,006

Indigo on Forest
Dallas, Texas                    10,951,649           31,550,559          42,502,208

Kings Crossing
Houston, Texas                    3,614,838           10,541,520          14,156,358

Kingwood Lake
Houston, Texas                    3,106,935           10,863,302          13,970,237

Lakes of Jacaranda
Plantation, Florida               3,060,000           18,657,155          21,717,155

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996

                                                           Year
                                    Accumulated         Construction          Date
       Description                 Depreciation           Completed         Acquired
       -----------                 ------------           ---------         --------
Residential
-----------

Altamonte Bay Club
Altamonte Springs, Florida         $ 1,467,802           1984-1986          10/14/92

Arbors at Breckenridge
Duluth, Georgia                      3,962,160           1986-1989/         12/17/93
                                                         1995

The Avalon on Abernathy
Atlanta, Georgia                     2,344,205           1971               06/02/92

Benchmark
Irving, Texas                          290,312           1982               06/27/96

Berkshire Towers
Silver Spring, Maryland              2,177,953           1965-1969          05/14/96

British Woods
Nashville, Tennessee                   851,954           1984               11/01/95

Brookfield Trace
Mauldin, South Carolina                730,676           1995               11/01/95

Brookwood Valley
Mauldin, South Carolina              1,065,755           1992               04/13/95

Cumberland Cove
Raleigh, North Carolina              4,434,653           1985/1995          12/19/91

East Lake Village
Charlotte, North Carolina            1,665,593           1972               10/19/93

Golfside
Haltom City, Texas                     290,428           1980/1985          06/06/96

Highland Ridge
Nashville, Tennessee                   568,114           1972               11/01/95

Howell Commons
Greenville, South Carolina           4,999,067           1985-1986          01/15/88

Hunters Glen
Plano, Texas                           284,513           1979               07/30/96

Huntington Chase
Norcross, Georgia                    3,595,753           1987/1996          07/07/93

Huntington Downs
Greenville, South Carolina           9,228,213           1986-1987          01/15/88

Indigo on Forest
Dallas, Texas                        5,539,722           1984               08/31/94

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996


                                                           Year
                                    Accumulated         Construction          Date
       Description                 Depreciation           Completed         Acquired
       -----------                 ------------           ---------         --------
Residential
-----------

Kings Crossing
Houston, Texas                       2,038,800           1983               03/23/93

Kingwood Lake
Houston, Texas                       2,102,008           1980               03/23/93

Lakes of Jacaranda
Plantation, Florida                  6,848,611           1988-1989          03/30/90

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996

                                                       Costs Capitalized
                                                       -----------------
                                                                          Subsequent to
                                          Initial cost to Partnership      Acquisition
                                          ---------------------------      -----------
                                                          Buildings         Buildings
                                                             and               and
       Description                         Land          Improvements     Improvements
       -----------                         ----          ------------     ------------

Residential
-----------

Newport
Tampa, Florida                         $   486,478       $  4,378,303     $ 1,151,420

The Oaks
Mauldin, South Carolina                  1,509,268          6,434,249         343,327

Park Colony
Hollywood, Florida                       1,888,641         16,997,765       1,242,739

Plantation Colony
Plantation, Florida                      1,341,571         12,074,143         809,087

Pleasant Woods
Dallas, Texas                              605,068          5,445,610         799,503

Prescott Place
Mesquite, Texas                            873,614          7,862,525         568,354

Prescott Place II
Mesquite, Texas                          1,501,725          8,941,424         299,108

Providence
Dallas, Texas                              676,617          6,089,549         928,489

River Oaks
Houston, Texas                           2,464,193          8,249,691       3,117,089

Roper Mountain Woods
Greenville, South Carolina                 667,352          6,006,172         898,555

Southpoint at Massapequa
Massapequa, New York                       874,448          7,870,033         755,592

Stoneledge Plantation
Greenville, South Carolina                 988,672          8,898,048         799,953

The Timbers
Charlotte, North Carolina                  965,823          8,692,408         837,266

Windover
Knoxville, Tennessee                       890,613          8,015,515       2,861,945

Woodland Meadows
Tamarac, Florida                           517,212          4,654,918       2,710,034
                                       -----------       ------------     -----------

Total Residential                      $61,520,662       $401,806,674     $49,886,794
                                       -----------       ------------     -----------

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996

                                               Gross Amounts Carried at End of Year
                                               ------------------------------------
                                                           Buildings
                                                              and
       Description                          Land          Improvements             Total
       -----------                          ----          ------------             -----
Residential
-----------

Newport
Tampa, Florida                          $   486,478         5,529,723         6,016,201

The Oaks
Mauldin, South Carolina                   1,509,268         6,777,576         8,286,844

Park Colony
Hollywood, Florida                        1,888,641        18,240,504        20,129,145

Plantation Colony
Plantation, Florida                       1,341,571        12,883,230        14,224,801

Pleasant Woods
Dallas, Texas                               605,068         6,245,113         6,850,181

Prescott Place
Mesquite, Texas                             873,614         8,430,879         9,304,493

Prescott Place II
Mesquite, Texas                           1,501,725         9,240,532        10,742,257

Providence
Dallas, Texas                               676,617         7,018,038         7,694,655

River Oaks
Houston, Texas                            2,464,193        11,366,780        13,830,973

Roper Mountain Woods
Greenville, South Carolina                  667,352         6,904,727         7,572,079

Southpoint at Massapequa
Massapequa, New York                        874,448         8,625,625         9,500,073

Stoneledge Plantation
Greenville, South Carolina                  988,672         9,698,001        10,686,673

The Timbers
Charlotte, North Carolina                   965,823         9,529,674        10,495,497

Windover
Knoxville, Tennessee                        890,613        10,877,460        11,768,073

Woodland Meadows
Tamarac, Florida                            517,212         7,364,952         7,882,164
                                        -----------      ------------      ------------

Total Residential                       $61,520,662      $451,693,468      $513,214,130
                                        -----------      ------------      ------------


                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                                 December 31, 1996


                                                                      Year
                                     Accumulated     Construction     Date
       Description                  Depreciation       Completed    Acquired
       -----------                  ------------       ---------    --------

Residential
-----------

Newport
Tampa, Florida                      $ 1,666,434       1985          10/14/92

The Oaks
Mauldin, South Carolina               2,501,825       1989          03/02/90

Park Colony
Hollywood, Florida                    2,963,630       1987          07/13/94

Plantation Colony
Plantation, Florida                   2,597,333       1984          12/01/93

Pleasant Woods
Dallas, Texas                           247,735       1979          06/06/96

Prescott Place
Mesquite, Texas                         321,172       1983          06/06/96

Prescott Place II
Mesquite, Texas                          99,128       1984          11/12/96

Providence
Dallas, Texas                           261,858       1980          06/26/96

River Oaks
Houston, Texas                        1,377,606       1966          05/01/95

Roper Mountain Woods
Greenville, South Carolina            3,339,913       1984          01/15/88

Southpoint at Massapequa
Massapequa, New York                  2,525,959       1969          10/14/92

Stoneledge Plantation
Greenville, South Carolina            4,623,807       1986          01/15/88

The Timbers
Charlotte, North Carolina             2,410,560       1989          03/22/93

Windover
Knoxville, Tennessee                    806,430       1974          11/01/95

Woodland Meadows
Tamarac, Florida                      2,047,559       1974          10/14/92
                                    -----------
Total Residential                   $82,277,241
                                    ===========

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996

                                                       Costs Capitalized
                                                       -----------------
                                                                          Subsequent to
                                          Initial cost to Partnership      Acquisition
                                          ---------------------------      -----------
                                                          Buildings         Buildings
                                                             and               and
       Description                         Land          Improvements     Improvements
       -----------                         ----          ------------     ------------
Commercial
----------

Banks Crossing Shopping Ctr
Fayetteville, Georgia                  $ 3,991,003       $ 14,451,711     $   350,436

College Plaza
Fort Myers, Florida                      3,187,958          6,510,077         628,183

Crossroads South Shopping Ctr
Jonesboro, Georgia                       3,727,876         12,177,275         429,372

Tara Crossing
Jonesboro, Georgia                       4,097,159         16,045,810         616,518
                                       -----------       ------------     -----------

  Total Commercial                     $15,003,996       $ 49,184,873     $ 2,024,509
                                       -----------       ------------     -----------

Developments in progress
and land held for investment or further developments:
------------------------------------------------------------------------------

Berkshires at Brookfield
 Development
Mauldin, South Carolina                 $   149,680            -          $ 1,421,344

Berkshires at Crooked Creek
Durham, North Carolina                    1,261,970            -            1,202,633

Garlington Road
Greenville, South Carolina                1,193,883            -              274,843

Indigo Land
Dallas, Texas                               863,455            -                    0
                                        -----------      ------------     -----------

  Total Land                            $ 3,468,988      $     -          $ 2,898,820
                                        -----------      ------------     -----------

Grand Total-All Real Estate             $79,993,646      $450,991,547     $54,810,123
                                        ===========      ============     ===========



                                                     Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996


                                               Gross Amounts Carried at End of Year
                                               ------------------------------------
                                                           Buildings
                                                              and
       Description                          Land          Improvements             Total
       -----------                          ----          ------------             -----
Commercial
----------

Banks Crossing Shopping Ctr
Fayetteville, Georgia                   $ 3,991,003        $ 14,802,147      $ 18,793,150

College Plaza
Fort Myers, Florida                       3,187,958           7,138,260        10,326,218

Crossroads South Shopping Ctr
Jonesboro, Georgia                        3,727,876          12,606,647        16,334,523

Tara Crossing
Jonesboro, Georgia                        4,097,159          16,662,328        20,759,487
                                        -----------        ------------      ------------

  Total Commercial                      $15,003,996        $ 51,209,382      $ 66,213,378
                                        -----------        ------------      ------------


Developments in progress
and land held for investment or further developments:
------------------------------------------------------------------------------

Berkshires at Brookfield
 Development
Mauldin, South Carolina                 $   149,680        $  1,421,344       $  1,571,024

Berkshires at Crooked Creek
Durham, North Carolina                    1,261,970           1,202,633          2,464,603

Garlington Road
Greenville, South Carolina                1,193,883             274,843          1,468,726

Indigo Land
Dallas, Texas                               863,455                   0            863,455
                                        -----------        ------------       ------------

  Total Land                            $ 3,468,988        $  2,898,820       $  6,367,808
                                        -----------        ------------       ------------

Grand Total-All Real Estate             $79,993,646        $505,801,670       $585,795,316
                                        ===========        ============       ============



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996


                                                           Year
                                    Accumulated         Construction          Date
       Description                 Depreciation           Completed         Acquired
       -----------                 ------------           ---------         --------
Commercial
----------

Banks Crossing Shopping Ctr
Fayetteville, Georgia               $ 5,942,130          1986 & 1987      12/16/87

College Plaza
Fort Myers, Florida                   4,198,355          1983 & 1985      04/30/87

Crossroads South Shopping Ctr
Jonesboro, Georgia                    4,756,926          1986 - 1987      12/31/87

Tara Crossing
Jonesboro, Georgia                    9,694,855          1986             06/25/87
                                    -----------
  Total Commercial                  $24,592,266
                                    ===========


Developments in progress and land held for investment or further developments:
------------------------------------------------------------------------------

Berkshires at Brookfield
 Development
Mauldin, South Carolina                       --         N/A              11/01/95

Berkshires at Crooked Creek
Durham, North Carolina                        --         N/A              08/25/95

Garlington Land
Greenville, South Carolina                    --         N/A              06/10/96

Indigo Land
Dallas, Texas                                 --         N/A              08/31/94
                                    ------------
  Total Land                                  --
                                    ------------
                                    $106,869,507
                                    ============


Notes: Brookfield Trace includes portion of Berkshires at Brookfield Development which is completed.

        The depreciable life of a residential property is 3-25 years, and a commercial property is 3-25 years.

        The aggregate cost of the Company's real estate for federal income tax purposes is approximately $569,304,045 million. and the aggregate accumulated depreciation for federal income tax purposes is approximately $85,195,257 million.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996


     Reconciliation of Real Estate and Accumulated Depreciation for each of the three years ended December 31:

                                      1996             1995            1994
                                   ------------    ------------     -------

     Real Estate

     Balance, beginning of year    $465,846,375    $448,057,874    $373,054,511

     Acquisition and improvements   146,774,969      89,578,886      96,707,447

     Sales and retirements          (26,826,028)    (71,790,385)    (21,704,084)
                                   ------------    ------------    ------------

     Balance at December 31,       $585,795,316    $465,846,375    $448,057,874
                                   ============    ============    ============


     Accumulated Depreciation


     Balance, beginning of year    $ 77,641,555    $ 80,863,231    $ 67,970,084

     Depreciation expense            29,032,162      21,976,356      19,506,878

     Provision for losses             7,500,000            -               -

     Sales and retirements           (7,304,210)    (25,198,032)     (6,613,731)
                                   ------------    ------------    ------------


     Balance at December 31,       $106,869,507    $ 77,641,555    $ 80,863,231
                                   ============    ============    ============

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

              Summary Quarterly Financial Information (Unaudited)

The consolidated results of operations of the Company for the quarters ended March 31, June 30, September 30 and December 31, 1996 and 1995 are as follows:

                                                 (Dollars in thousands, except per Share amounts)
                             March 31,                June 30,               September 30,                 December 31,
                    ------------------------  -----------------------  ------------------------     -------------------------
                        1995        1996           1995        1996       1995        1996              1995         1996
                    -----------  -----------  -----------  ----------  -----------  -----------     -----------  ------------

Revenue             $    18,212  $    20,429  $    18,173      22,161  $    18,592  $    25,334     $    19,464  $     25,078
                    ===========  ===========  ===========  ==========  ===========  ===========     ===========  ============

Income (loss) from
Operations          $       621  $       201  $       693        (497) $       442  $    (8,825)(a) $       223  $     (6,057)(a)

Joint venture
income (loss)               414          427          389         231          358      486 (b)             246        (4,152)(b)

Gains (losses) on
sales of investment       5,190         --          4,147        --          5,842        1,084             424        (1,026)

Non-recurring
charge (a)                 --           --         (1,728)       --           --           (287)           --            (155)

Minority interest          --             (7)         (60)         27          (90)         670              (4)          728

Extraordinary items        --           --           (253)       --           --           (164)           (661)           --
                    -----------  -----------  -----------  ----------  -----------  -----------     -----------  ------------

Net income (loss)   $     5,811  $       194  $     2,799        (470) $     6,194  $    (7,522)    $       (18) $     (6,510)(b)
                    ===========  ===========  ===========  ==========  ===========  ===========     ===========  ============

Net income
per weighted
average Share       $       .23  $       .01  $       .11        (.02) $       .24  $      (.30)    $       .00  $       (.25)
                    ===========  ===========  ===========  ==========  ===========  ===========     ===========  ============

Dividends paid
per Share           $      .215  $      .225  $      .225        .225  $      .225  $      .225     $      .225  $       .225
                    ===========  ===========  ===========  ==========  ===========  ===========     ===========  ============

Weighted Average
 Shares Outstanding  25,392,273   25,392,952   25,392,486  25,392,962   25,392,774   25,393,299      25,392,943    25,393,369
                    ===========  ===========  ===========  ==========  ===========  ===========     ===========  ============


(a) Items represent the costs of legal settlements, which includes the legal costs associated with such settlements. See additional information in Footnotes N and T to Consolidated Financial Statements.

(b) Consolidated results of operations include charges for the impairment in carrying value of retail assets. See additional information in Footnote D to Consolidated Financial Statements.