Form 10-Q
period 1997-03-31
BERKSHIRE REALTY CO INC /DE
filed 1997-05-15
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                                ------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


                                                  1-10660
       Commission file number --------------------------------------------------

                         Berkshire Realty Company, Inc.
--------------------------------------------------------------------------------

                  Delaware                              04-3086485
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS employer
incorporation or organization)                       identification no.)

470 Atlantic Avenue, Boston, Massachusetts              02210
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (617) 423-2233
--------------------------------------------------------------------------------
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

                           CONSOLIDATED BALANCE SHEETS
                               ------------------

                                     ASSETS

                                                                                   March 31,          December 31,
                                                                                     1997                1996
                                                                               ------------          ------------
                                                                                 (Unaudited)
Real estate assets: (Note 3)
  Multifamily apartment complexes, net of
       accumulated depreciation                                                $437,820,961          $430,936,889
  Retail centers, net of accumulated depreciation                                11,064,630            11,064,630
  Investments in unconsolidated joint ventures
       (Note 4)                                                                  37,136,167            36,036,723
  Mortgage loans and other loans receivable,
     net of purchase discounts (Note 5)                                           3,852,005             4,094,241
  Land and construction-in-progress                                               2,977,806             4,035,820
  Land held for future development                                                5,682,472             2,331,988
  Property held for sale, net of valuation
       reserve (Note 3)                                                          16,761,936            30,556,482
                                                                               ------------          ------------
           Total real estate assets                                             515,295,977           519,056,773

Cash and cash equivalents                                                         5,625,006             7,015,953
Mortgage-backed securities, net ("MBS") (Note 6)                                  8,814,494             9,232,956
Escrows                                                                           9,849,489            11,096,213
Deferred charges and other assets                                                11,671,749            10,940,879
Goodwill and intangible assets, net of
       amortization (Note 2)                                                     31,057,341            12,327,039
                                                                               ------------          ------------
           Total assets                                                        $582,314,056          $569,669,813
                                                                               ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Credit agreements (Note 7)                                                   $120,310,000          $136,060,000
  Mortgage notes payable (Note 3)                                               160,652,123           149,805,607
  Repurchase agreements (Note 7)                                                  8,800,000             9,300,000
  Tenant security deposits and prepaid rents                                      3,169,905             2,443,716
  Accrued real estate taxes, other
       liabilities and accounts payable                                           8,187,162            11,797,967
                                                                               ------------          ------------

           Total liabilities                                                    301,119,190           309,407,290
                                                                               ------------          ------------

Minority interest in operating partnership (Note 8)                              59,338,860            36,608,607

Commitments and Contingencies (Note 8)

Shareholders' equity:
  Preferred stock, $0.01 par value; 60,000,000
       shares authorized, none issued                                                -                     -
  Common stock ("Shares"), $0.01 par value;
       140,000,000 Shares authorized and
       25,986,966 and 25,899,866 Shares issued,
       respectively                                                                 259,869               258,998
  Additional paid-in capital                                                    233,743,385           239,446,270
  Retained deficit                                                              (10,404,173)          (14,308,277)
  Less common stock in treasury at cost
       (506,497 Shares)                                                          (1,743,075)           (1,743,075)
                                                                               ------------          ------------

       Total shareholders' equity                                               221,856,006           223,653,916
                                                                               ------------          ------------

       Total liabilities and shareholders' equity                              $582,314,056          $569,669,813
                                                                               ============          ============

    The accompanying notes are an integral part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                         ---------------------------------
                                                                             1997                  1996
                                                                         -----------           -----------
                                                                        (Unaudited)            (Unaudited)
Revenue:
 Rental                                                                  $24,555,019           $19,365,109
 Interest from mortgage loans (Note 5)                                        41,153               584,797
 Interest income from MBS                                                    207,138               261,536
 Management fees and reimbursements                                          333,466                  -
 Other interest income                                                       265,792               217,759
                                                                         -----------           -----------

           Total revenue                                                  25,402,568            20,429,201
                                                                         -----------           -----------

Expenses:
 Property operating                                                        6,026,513             4,368,024
 Repairs and maintenance                                                   1,644,522             1,339,042
 Real estate taxes                                                         2,345,772             2,233,186
 Property management fees to an
           affiliate (Note 9)                                                768,860               890,354
 Property management operations(Note 2)                                      663,837               326,053
 General and administrative (Note 9)                                       1,072,402               527,903
 State and corporate franchise taxes                                          84,501                81,000
 Professional fees                                                            46,400                44,442
 Interest (Note 7)                                                         5,834,396             4,194,846
 Amortization of goodwill and intangible
       assets (Note 2)                                                       548,162               111,290
 Depreciation and amortization                                             7,668,931             6,146,019
 Asset management fees to an
           affiliate (Note 2)                                                   -                  392,636
                                                                         -----------           -----------

           Total expenses                                                 26,704,296            20,654,795
                                                                         -----------           -----------

Joint venture net income (loss)                                             (350,556)              426,754
                                                                         -----------           -----------

Income (loss) from operations                                             (1,652,284)              201,160

Gains on sales of properties                                               6,432,040                  -
                                                                         -----------           -----------

Income before minority interest                                            4,779,756               201,160

Minority interest                                                           (875,652)               (7,375)
                                                                         -----------           -----------

Net income                                                               $ 3,904,104           $   193,785
                                                                         ===========           ===========

Per share:
Net income                                                               $       .15           $       .01
                                                                         ===========           ===========

Weighted average Shares                                                   25,420,444            25,392,952
                                                                         ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1997

                              Common        Additional                                 Treasury
                              Stock          Paid-in             Retained                Stock
                              at Par         Capital              Deficit               at Cost               Total
                           --------       ------------          ------------          -----------          ------------
Balance,
December 31,
1996                       $258,998       $239,446,270          $(14,308,277)         $(1,743,075)         $223,653,916

Net income                                                         3,904,104                                  3,904,104

Stock option
  grants (Note 10)             -                 5,646                  -                    -                    5,646

Issuance of
  stock (Note 10)               870            999,130                  -                    -                1,000,000

Stock purchase
  loan-net (Note 10)           -              (995,833)                 -                    -                 (995,833)

Proceeds from
the exercise of
stock warrants                    1              1,697                  -                    -                    1,698

Dividends                      -            (5,713,525)                 -                    -               (5,713,525)
                           --------       ------------          ------------          -----------          ------------

Balance,
March 31,
1997                       $259,869       $233,743,385          $(10,404,173)         $(1,743,075)         $221,856,006
                           ========       ============          ============          ===========          ============


    The accompanying notes are an integral part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                ---------------------------------
                                                                                    1997                  1996
                                                                                -----------           -----------
                                                                                (Unaudited)           (Unaudited)
Operating activities:
    Net income                                                                  $ 3,904,104           $   193,785
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                                           7,668,931             6,146,019
           Amortization of goodwill and intangibles                                 548,162               111,290
           Joint venture net income (loss)                                          350,556              (426,754)
           Distributions received from joint ventures                                  -                  390,440
           Gains on sales of properties                                          (6,432,040)                 -
           Non-employee stock option plan                                             5,646                  -
           Stock purchase loan forgiveness                                            4,167                  -
           Discount amortization                                                    (37,512)             (191,143)
           Minority interest in operating partnership                               875,652                 7,375
           Amortization of deferred financing costs                                 336,366               176,728
           Decrease (increase) in operating escrows
             and other assets                                                       328,490              (351,643)
           Decrease in accrued real estate taxes,
             insurance and other liabilities                                     (3,610,805)             (144,133)
           Increase in tenant security deposits,
             prepaid rents and escrows held                                         726,189                11,226
                                                                                -----------           -----------

               Net cash provided by operating activities                          4,667,906             5,923,190
                                                                                -----------           -----------

Investing activities:
    Cost to acquire properties                                                   (1,092,704)                 -
    Proceeds from sale of properties                                             26,644,405                  -
    Recurring capital expenditures                                                 (886,948)             (645,186)
    Rehabilitation and non-recurring
      capital expenditures                                                       (1,821,668)           (1,760,533)
    Land acquisition and construction in progress                                (4,254,775)           (1,624,019)
    Distributions received from joint ventures
      in excess of earnings                                                         700,000                  -
    Contributions to joint venture                                               (2,150,000)                 -
    Principal collections on MBS                                                    422,932               634,007
    Principal collections on mortgage loans                                         275,278                65,471
    Cost to acquire business                                                       (440,964)             (354,847)
                                                                                -----------           -----------

               Net cash (used for) provided by
                 investing activities                                            17,395,556            (3,685,107)
                                                                                -----------           -----------

Financing activities:
    Repayment on credit agreements                                              (15,750,000)                 -
    Payment on repurchase agreement                                                (500,000)                 -
    Payment of financing costs                                                     (153,726)             (207,156)
    Principal payments on mortgage notes payable                                   (513,911)             (253,686)
    Proceeds from the exercise of stock warrants                                      1,698                   968
    Dividends                                                                    (5,713,525)           (5,713,431)
    Distributions to minority interest                                             (824,945)             (120,370)
                                                                                -----------           -----------

               Net cash used for financing activities                           (23,454,409)           (6,293,675)
                                                                                -----------           -----------
Net decrease in cash and cash equivalents                                        (1,390,947)           (4,055,592)
Cash and cash equivalents, beginning of period                                    7,015,953            11,142,710
                                                                                -----------           -----------
Cash and cash equivalents, end of period                                        $ 5,625,006           $ 7,087,118
                                                                                ===========           ===========

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                ---------------------------------
                                                                                    1997                  1996
                                                                                -----------           -----------
                                                                                (Unaudited)           (Unaudited)
Supplemental cash flow disclosure:

       Cash paid for interest during period                                     $ 6,367,925           $ 3,909,886
                                                                                ===========           ===========

       Interest capitalized during period                                       $   145,406           $    56,694
                                                                                ===========           ===========


Supplemental disclosure of non-cash financing and investing activities:

       Property contributed by minority
           interest                                                             $16,058,716           $      -
       Cash to minority contributor                                                (856,243)                 -
       Debt assumed from minority
           contributor                                                          (11,360,427)                 -
                                                                                -----------           -----------

           Increase in minority interest                                        $ 3,842,046           $      -
                                                                                ===========           ===========

       Property management and advisory services
         businesses contributed by minority
         interest (Note 2)                                                      $18,837,500           $13,000,000
                                                                                ===========           ===========

       Reclassification of construction in progress
         to multifamily apartment complexes                                     $ 1,962,305           $      -
                                                                                ===========           ===========


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Company.

         In the opinion of the management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

         The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.       Acquisition of the Property Management Business

         On February 26, 1997, the Board of Directors, acting on the recommendation of a special committee comprised solely of outside directors, approved the acquisition of the multifamily property management business ("Property Manager") owned by certain officers and directors of the Company. The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million units of the Operating Partnership ("Units"). The Property Manager transaction was accounted for under the purchase method of accounting.

         The Property Manager manages 57 apartment communities, including the Company's 35 assets, and employs approximately 85 professionals, excluding site employees. As a result of this transaction, the Company will no longer pay management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company will receive management fees and reimbursements of certain expenses associated with 22 third-party management contracts primarily with partnerships affiliated with certain directors and officers of the Company. The Company will continue to engage an affiliated company to manage its retail assets.

         The value of the transaction was allocated to goodwill and intangible assets related to the third-party contracts. The value of goodwill, $13.2 million, is being amortized on a straight-line method over a 15-year period. The Company recorded intangible assets of $4.4 million based on discounted cash flows from third-party property management contracts which is being amortized on a straight-line method over four years.



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.       Multifamily and Retail Property

         As of March 31, 1997, the Company had investments in 40 properties in 9 states consisting of 35 apartment communities having 12,528 units and 5 retail centers with a total of 928,034 square feet of leasable space. Two retail centers (397,705 square feet) are owned through joint venture investments.

         The following summarizes the carrying value of the Company's multifamily apartment complexes and retail centers, (in thousands):

                                                                          March 31,            December 31,
                                                                            1997                   1996
                                                                          --------                --------
           Land                                                           $ 76,523                $ 76,525
           Buildings and improvements                                      408,969                 419,932
           Appliances, carpeting and equipment                              84,682                  82,971
                                                                          --------                --------

           Total multifamily and retail property                           570,174                 579,428
           Accumulated depreciation                                       (104,527)               (106,870)
                                                                          --------                --------
                                                                          $465,647                $472,558
                                                                          ========                ========

         Acquisitions

         On January 1, 1997, the Operating Partnership acquired Westchester Apartments, a 345-unit apartment community located in Silver Spring, Maryland, for $16.1 million. The Operating Partnership paid cash of $856,243, assumed debt of $11.4 million and issued 388,333 Operating Partnership Units, 50,000 of which will be issued January 1998. The debt agreement requires monthly principal and interest payments based on an interest rate of 8.25% along with monthly funding of real estate tax escrows.

         Development

         In the first quarter of 1997, the Company completed the construction of 96- units as an additional phase to Brookfield Trace, an existing community in Mauldin (Greenville), South Carolina. The phase cost approximately $6.7 million. In 1996, $4.7 million or 72 apartment units was transferred to multifamily assets on the Consolidated Balance Sheets.

         In the fourth quarter of 1996, the Company began construction of Crooked Creek Apartments, a 296-unit apartment community in Durham, North Carolina. The project is currently estimated to cost approximately $20.2 million. As of March 31, 1997, the project has incurred $3 million of construction costs.

         In the first quarter of 1997, the Company purchased a parcel of land in Greenville, South Carolina for $3,030,000. Development plans are currently under consideration for this site.

         The Company also owns two other parcels of land, one of which is located in Dallas, Texas and the other is located in Greenville, South Carolina. Development plans are under consideration for these two sites.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


3.       Multifamily and Retail Property - Continued

         Dispositions

         On January 15, 1997, the Company sold Howell Commons Apartments, a 348-unit apartment community located in Greenville, South Carolina for $13,000,000. The property had a depreciated cost basis of $6,408,033 and resulted in a gain on sale of $6,432,040. The net proceeds, after the repayment of indebtedness, was used to paydown short term borrowings and will ultimately be used for the development of Crooked Creek.

         On March 25, 1997, the Company sold Banks Crossing, a 243,660 square feet retail center in Fayetteville, Georgia for $13,825,000 which was its carrying value. Proceeds from this sale will be used for the development of Crooked Creek. The sale of Banks Crossing is consistent with the Company's plan to sell its retail properties and focus on multifamily properties.

4.       Investments in Unconsolidated Joint Ventures

         The Company holds a 50% interest in the Brookwood Village Joint Venture and a 50.1% interest in Spring Valley Partnership. Condensed combined financial statements for the Joint Ventures are as follows:

                        CONDENSED COMBINED BALANCE SHEETS
                             ----------------------

                                                        Assets

                                                                           March 31,            December 31,
                                                                             1997                  1996
                                                                         ------------          ------------
       Property at cost                                                  $114,363,515          $114,358,875
       Less accumulated depreciation                                      (42,626,427)          (40,173,598)
                                                                         ------------          ------------

                                                                           71,737,088            74,185,277
       Other assets                                                         3,200,289             2,774,699
                                                                         ------------          ------------

           Total assets                                                  $ 74,937,377          $ 76,959,976
                                                                         ============          ============

                                           Liabilities and Partners' Equity

       Liabilities                                                       $    635,905          $ 4,858,639
                                                                         ------------          -----------
       Partners' equity:
         The Company                                                       37,136,167            36,036,723
         Joint venture partner                                             37,165,305            36,064,614
                                                                         ------------          ------------

           Total partners' equity                                          74,301,472            72,101,337
                                                                         ------------          ------------

           Total liabilities and partners' equity                        $ 74,937,377          $ 76,959,976
                                                                         ============          ============


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


4.       Investments in Unconsolidated Joint Ventures - Continued

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             ---------------------

                                                   For the Three Months
                                                       Ended March 31,
                                              ------------------------------
                                                1997                 1996
                                              ----------         -----------
       Revenues                               $3,294,874         $ 3,404,269
       Property operating expenses            (1,543,905)         (1,593,340)
       Depreciation                             (972,372)           (958,283)
       Provision for loss                     (1,480,456)               -
                                              ----------         -----------

           Net income                         $ (701,859)        $   852,646
                                              ==========         ===========

       Allocation of net income:

           The Company                        $ (350,556)        $   426,754
           Joint venture partner                (351,303)            425,892
                                              ----------         -----------

                                              $ (701,859)        $   852,646
                                              ==========         ===========

       In May 1997, the Company and its joint venture partner exchanged Brookwood Village for cash and two multifamily apartment complexes totaling $32,372,220. Each Joint Venture Partner will receive 50% of the fair value of the assets acquired, with the Company receiving the two multifamily properties and cash of approximately $8 million. In the first quarter of 1997, Brookwood Village recorded a $1.5 million provision for loss to adjust for the exchange price.

5.     Mortgage Loans and Other Loans Receivable

       As of March 31, 1997, the Company held one mortgage loan with an aggregate principal balance of approximately $2,998,000 and a promissory note with a principal balance of approximately $1,569,000. The mortgage loan is collateralized by a 120-unit apartment complex in Palm Bay, Florida.

6.     MBS

       At March 31, 1997, the Company's MBS portfolio had an approximate market value of $9,330,000 and gross unrealized gains of $516,000 with maturity dates ranging from 2008 to 2021. Weighted average yield on the portfolio is 9.1%. The Company does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

       At December 31, 1996, the Company's MBS portfolio had an approximate market value of $9,849,000 against a carrying value of $9,233,000 and gross unrealized gains of $616,000.

7.     Debt Agreements

       At March 31, 1997, the Company had two lines of credit to provide for future acquisitions, development and general business obligations. The Company also had in effect a Repurchase Agreement to provide for short-term borrowings.



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


7.     Debt Agreements - Continued

       The following summarizes the Company's borrowings on the Master Credit Facility with the Federal National Mortgage Association as of March 31, 1997:

                                              Contract          Contract
                                                Start             End               Interest
     Borrowings                                 Date             Date(a)              Rate            Amount
     ----------                               --------          --------            --------       ---------
     Revolver                                  3/03/97           6/02/97            6.037%         $28,965,000
     Fixed                                    11/22/95           9/20/03            6.997%          50,000,000
     Fixed                                     9/20/96          11/20/05            7.540%          13,345,000
                                                                                                   -----------
                                                                                                   $92,310,000
                                                                                                   ===========

     The following summarizes the Company's borrowings on the Credit Agreement with the Bank of Boston and Mellon Bank as of March 31, 1997:

                                              Contract          Contract
                                                Start             End               Interest
     Borrowings                                 Date             Date(a)              Rate            Amount
     ----------                               --------          ---------           --------       ---------
     LIBOR contract                            3/03/97           4/02/97 (1)        7.1875%        $ 3,000,000
     LIBOR contract                            1/28/97           4/28/97 (2)        7.3125%         10,000,000
     LIBOR contract                            3/26/97           6/24/97            7.4883%          6,000,000
     LIBOR contract                            3/31/97           7/29/97            7.500%           9,000,000
                                                                                                   -----------
                                                                                                   $28,000,000
                                                                                                   ===========

     (1) On April 2, 1997, the Company repriced the LIBOR contract to a new maturity of July 1, 1997 at a rate of 7.5625% per annum.

     (2) On April 28, 1997, the Company paid down $3,000,000 of the outstanding LIBOR contract and repriced the remaining principal to a maturity of May 28, 1997 at a rate of 7.4375% per annum.

     The following summarizes the Company's borrowings on the Repurchase Agreement with CS First Boston as of March 31, 1997:

                                              Contract          Contract
                                                Start             End               Interest
                                                Date             Date(a)              Rate            Amount
     ----------                               --------          ---------           --------       ---------
     Repurchase Agreement                      1/17/97           5/19/97              5.60%        $8,800,000


     (a) On the Contract End Date, borrowings outstanding are repriced at the then current interest rates.

     The Credit Agreement and the Master Credit Facility require the Company to maintain certain debt service coverage ratios, liquidity and collateral coverages as further defined in the loan documents, all of which were met on March 31, 1997.

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


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


8.     Minority Interest

       Minority interest in the Operating Partnership consists of the following at March 31, 1997 (in thousands):

       Balance, beginning of year                             $36,609
       Value of Units issued to
         Minority Unitholders:
             Affiliated parties                                18,837
             Unrelated parties                                  3,842
       Distribution to Unitholders                               (825)
       Minority income (loss allocation)                          876
                                                              -------
       Balance at March 31, 1997                              $59,339
                                                              =======

       On January 1, 1997, 338,333 Operating Partnership Units were issued to an unrelated party in exchange for Westchester Apartments (See Note 3).

       On January 2, 1997, 443,500 Operating Partnership Units were issued to an affiliated party in conjunction with the acquisition of the Berkshire Towers (formerly The Point Apartments) on May 14, 1996. These Units were recorded on the Consolidated Balance Sheet in 1996 by calculating the present value of the deferred Units.

       On March 19, 1997, 109,091 Operating Partnership Units were issued in conjunction with the March 1, 1996 acquisition of the advisory and development services business ("Advisor Transaction") of certain officers and directors. The Units were issued since the share price ("Share") benchmark of $11.00 was achieved. The benchmarks are achieved if the share price is equal to or greater than the benchmarks for any fifteen days during any twenty consecutive trading days. There are six Share price benchmarks beginning at $11.00 and increasing in increments of $1.00 up to a maximum of $16.00. Upon satisfaction of each benchmark, the contributor will receive Units equal to $1.2 million based on the benchmark price.

9.     Related Party Transactions

       The following is a summary of fees and reimbursements to an affiliate for the three months ended March 31:

                                                     1997            1996
                                                     ----            ----
         Costs reimbursements related
               to the operation of the
               Company's properties               $164,308         $402,535

         Fees and reimbursements for
               administrative services-net        $296,191         $ 64,776


       As a result of the Property Manager transaction as described in Note 2, the Company will no longer reimburse an affiliate for services related to multifamily property operations.

10.    Stock Plans

       Stock Options
       On May 2, 1996, the shareholders approved the 1996 Stock Option Plan which provides for grants to non-employee directors and discretionary awards of stock options to key employees of the Company. Awards will be administered by

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


10.    Stock Plans- Continued

       the Compensation Committee which is comprised of two independent directors appointed by the Board of Directors. The purpose of the plan is to stimulate efforts of key employees on behalf of the Company and to attract and retain the best available personnel for service as directors. There are 1,500,000 Shares of common stock authorized for non-qualified and incentive stock option grants under the 1996 Plan. The plan will continue in effect until all Shares of stock subject to options have been acquired or until May 1, 2001, whichever is earlier. However, unexercised options will continue in affect after the termination of the plan.

       The Company has adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The Company will measure the compensation cost of the plan by using the intrinsic value based method prescribed by APB Opinion No. 25 and will make pro forma disclosures regarding the fair value based method of accounting. Information regarding the Company's Stock Option Plan for 1996 and 1997 is summarized below:

                                                               Exercise Price
                                                               --------------
         Options granted, 1996                 624,000         $9.75 - $10.25
         Options granted, 1997                 355,000         $11.00
                                               -------

         Balance March 31, 1997                979,000
                                               =======

         Options exercised                         -
                                               =======

         Options available for grant
           at March 31, 1997                   521,000
                                               =======


       Stock Purchase Loan

       On February 28, 1997, the Board of Directors approved a $1 million Stock Purchase Loan for David Marshall, President and Chief Executive Officer of the Company. Loan proceeds are to be used to purchase Shares of the Company's stock. On March 4, 1997, Mr. Marshall purchased 86,956 Shares of common stock at $11.50 per Share using such proceeds.

       The terms of the loan provide for, among other things, an interest rate of 7.8% per year payable quarterly and an annual forgiveness feature of 5% of the original principal so long as Mr. Marshall is employed. Additional annual forgiveness of up to another 5% could be forgiven if certain Company performance measures are met. The maximum forgiveness in any one year is 10%. If Mr. Marshall terminates his employment, the loan is due and payable six months from the date of termination. However, in the event of change of control of the Company, any then outstanding principal and interest due shall be forgiven.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       Overview:

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

         On February 26, 1997, the Board of Directors, acting on the recommendation of a special committee comprised solely of outside directors, approved the acquisition of the multifamily property management business ("Property Manager") owned by certain officers and directors of the Company. The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Operating Partnership Units. The Property Manager transaction was accounted for under the purchase method of accounting.

         The Property Manager manages 57 apartment communities, including the Company's 35 assets, and employs approximately 85 professionals, excluding site employees. As a result of this transaction, the Company will no longer pay management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company will receive management fees and reimbursements of certain expenses associated with 22 third-party management contracts primarily with partnerships affiliated with certain directors and officers of the Company. The Company will continue to engage an affiliated company to manage its retail assets.

         The acquisition is recorded on the Consolidated Balance Sheet as intangible assets related to the third-party contracts of $4.4 million and goodwill of $13.2 million. These recorded amounts will be amortized over the expected periods to be benefitted (See Note 2 to the Consolidated Financial Statements for details).

         As reported in the Company's Annual Report on Form 10-K as of December 31, 1996, the Company acquired the advisory and development services business of certain officers and directors on March 1, 1996 in exchange for 1.3 million Units in the Operating Partnership. Additional Units, in $1.2 million increments and up to a total of $7.2 million in value, may be issued during a six-year period if certain Share price benchmarks are achieved. On March 19, 1997, the first Share price benchmark was achieved and the Operating Partnership issued 109,091 Units representing $1.2 million in value to BCLP.

         Effective 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share.

B.       Results of Operations:

         The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and constant properties. The following analysis compares the results of operations for the three months ended March 31, 1997 and 1996.

         Net income for the period ending March 31, 1997 increased by $6 million when compared to the same period in 1996 primarily as a result of a gain on the sale of Howell Commons Apartments in 1997.

         Income and Expenses:

         Rental income and property operating expenses, including repairs and maintenance and real estate taxes increased primarily due to increased weighted average apartment units. Rental revenues for the quarter ended March 31, 1997 increased $5.1 million or 27% over the prior year and property operating expenses increased $2.1 million or 26% for the same periods. Average apartment units increased 33% between 1996 and 1997.

         Detail of the Company's apartment unit growth as of March 31 is set forth below:

                                                  1997                   1996
                                                  ----                   ----
Apartment Units:
       Beginning of period                      12,435                  9,433
           Acquired                                345                    -
           Sold                                   (348)                   -
           Completed developments                   96                    -
                                                ------                 ------

       End of period                            12,528                  9,433
                                                ======                 ======

       Weighted Average Units                   12,549                  9,433
                                                ======                 ======

       Percent increase                            33%                     2%


       Property management operations began in 1997 in conjunction with the Property Manager transaction (see Note 2 to the Consolidated Financial Statements for details).

       General and administrative expenses increased in 1997 compared to 1996 as a result of becoming self-administered on March 1, 1996. These costs include employee salaries and benefits, administrative and office related expenses.

Interest Expense

       Interest expense has increased because the Company has largely employed debt capital for acquisitions and development activities. The following is an analysis of weighted average debt outstanding and interest rates for the three months ended March 31 (Dollars in thousands).

                                              1997                 1996
                                              ----                 ----
Weighted Average
  Debt Outstanding
       Fixed Rate                          $218,049             $155,113
       Variable Rate                         81,628               56,090
                                           --------             --------

          Total                            $299,677             $211,203
                                           ========             ========

Weighted Average
  Interest Rates
       Fixed Rate                             7.71%                7.63%
       Variable Rate                          6.62%                6.87%

       Since the first quarter of 1996, fixed rate debt increased primarily due to debt of $52 million which was assumed with the acquisitions of three properties and the conversion of $13.3 million from variable to fixed rate debt.

       Depreciation and amortization increased $1.5 million from 1996 to 1997 due to an increased property asset base.

       Gains on sales of properties of $6.4 million was recorded in 1997 due to the sale of Howell Commons Apartments in the first quarter of 1997.

C.     Funds from Operations (fully adjusted for operating partnership units):

       Industry analysts generally consider Funds from Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with the net income as presented in the consolidated financial statements included elsewhere in this report. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT), and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is calculated for the periods presented as follows (dollars in thousands):

                                                                Three Months ended March 31,
                                                           --------------------------------------
                                                               1997                       1996
                                                           -----------                 ----------
                                                                         (in thousands)
           Net income                                      $     3,904                 $      194
           Depreciation (including depreciation
             related to joint ventures                           8,891                      6,622
           Amortization of goodwill                                548                        111
           Minority interest                                       876                          7
           Gains of sale of properties                          (6,432)                      -
                                                           -----------                 ----------

           Funds from operations                           $     7,787                 $    6,934
                                                           ===========                 ==========

           Funds from operations per share                 $       .26                 $      .26
                                                           ===========                 ==========

           Weighted Average:
            Shares                                          25,420,444                 25,392,952
            Units                                            4,810,885                    977,832
                                                           -----------                 ----------
                                                            30,231,329                 26,370,784
                                                           ===========                 ==========


Same-store Multifamily Communities

       The Company defines same-store apartment communities as those that are fully stabilized for the two most recent years. The operating performance of the 25 communities aggregating 8,467 units which are considered same-store is summarized below (dollars in thousands).

                                                            Three Months Ended March 31,
                                                 -------------------------------------------------
                                                  1997                  1996               % Change
                                                 ------                ------              --------
    Revenues                                     $16,025               $15,724              1.91%
    Expenses                                       6,528                 6,718             (2.82%)
                                                 -------               -------

      Net operating income                       $ 9,497               $ 9,006              5.44%
                                                 =======               =======

    Average monthly rent
      per unit                                      $680                  $657
    Average occupancy                               92.5%                 93.8%
    Total capital expenditures(1)                   $577                  $581

       (1) Represents capital expenditures of a recurring nature which are appropriately capitalized.

       FFO for the same-store communities increased 5.4% in the first quarter of 1997 compared to 1996. Growth in same-store multifamily revenues was almost 2% when compared to the prior year period. Rent growth accounted for most of the increase but lower occupancies reduced this increase. Occupancy at March 31, 1997 was 94.8%.

Same-store Retail Properties

       The following summarizes the five retail centers:

                                                            Three Months Ended March 31,
                                                 --------------------------------------------------
                                                  1997                  1996               % Change
                                                 ------                ------              --------

           Revenues                              $ 2,622               $ 2,758             (4.93%)
           Expenses                                1,041                 1,038               .31%
                                                 -------               -------

             Net operating income                $ 1,581               $ 1,720             (8.10%)
                                                 =======               =======

           Occupancy                                90.6%                 94.1%

       As previously reported, the Company continues its efforts to divest itself of the retail portfolio and reinvest the proceeds in multifamily communities. The Company has sold two wholly-owned retail centers, Banks Crossing and Greentree Plaza, and divested of its investment in the Brookwood Village Mall Joint Venture (See Notes to Consolidated Financial Statements). Proceeds from these sales are earmarked for acquisitions or development of multifamily assets which, over time, management believes will generate higher FFO growth.

D.     Liquidity and Capital Resources:

       Historically, operations, debt financing and sales of assets have been the sources of capital employed by the Company. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing and proceeds from asset sales have been used to finance acquisitions, development, and rehabilitation of apartment communities.

       The Company's policy is to pay dividends to investors as a percentage of Funds from Operations ("FFO"). For the past three years, the Company has paid between 85% and 88% of FFO in dividends, retaining the rest for recurring capital expenditures and working capital. The Company expects to increase both FFO and dividends in the future but will strive to gradually reduce the payout ratio so as to utilize some internally generated funds for growth. On May 13, 1997 the Board approved a dividend increase from $.225 per share to $.2325 per share payable on August 15, 1997 to the shareholders of record on August 1, 1997. Dividends paid were $.225 in the first quarters of 1997 and 1996.

       The Company has a policy to maintain leverage at or below 50% of reasonably estimated fair value of assets. By employing moderate leverage ratios, the Company can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders. Debt as a percentage of fair value of real estate assets as estimated by management was approximately 43% at March 31, 1997. Additionally, the Company's debt service coverage is 2.4 to 1.

       The Company conservatively manages both interest rate risk and maturity risk. With regard to the interest rate risk, the Company entered into a five year fixed interest rate swap agreement in 1995 with a bank for a $40 million notional contract, thereby fixing variable rate exposure on that amount at 6.06%. The Company will continually reassess its rate exposure relative to debt levels and will execute additional interest rate protection as circumstances dictate. Through the use of the swap, the Company has hedged interest rate risk on approximately 56% of its variable rate debt as of March 31, 1997 and has 11% of total indebtedness as unhedged variable rate debt. As to maturity risk, the Company's debt has weighted average maturities of 11 years.

       The Company has adequate sources of liquidity to meet its current cash flow requirements including dividends, capital improvements as well as planned acquisitions.

E.     Business Conditions/Risks:

       The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's stabilized apartment communities, physical occupancy was 94.8% as of March 31, 1997 which is similar to current market occupancies. The Company continues to maintain competitive rental rates by providing superior services combined with well-maintained assets which sets the Company apart from its competition. Through intense asset management efforts, the Company expects to realize solid performances from the real estate assets, however, no assurances can be made in this regard.

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

       The Company is also involved in certain legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                                   -----------



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


                           Berkshire Realty Company, Inc.
                           ------------------------------
                                  (Registrant)



                           BY:    /s/Marianne Pritchard
                                  -----------------------------------------
                                  Marianne Pritchard, Senior Vice President
                                  and Chief Financial Officer of Berkshire
                                  Realty Company, Inc.






DATE: