Form 10-Q
period 1997-06-30
BERKSHIRE REALTY CO INC /DE
filed 1997-08-14
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1997


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

                           CONSOLIDATED BALANCE SHEETS

                                  ------------

                                     ASSETS


                                                                                June 30,            December 31,
                                                                                  1997                 1996
                                                                              ------------          ------------
                                                                               (Unaudited)
Real estate assets: (Note 3)
  Multifamily apartment complexes, net of
       accumulated depreciation                                                $448,419,496          $430,936,889
  Retail center, net of valuation reserve                                        11,064,630            11,064,630
  Investments in unconsolidated joint ventures
       (Note 4)                                                                  20,537,903            36,036,723
  Mortgage loans and other loans receivable,
     net of purchase discounts (Note 5)                                           3,602,458             4,094,241
  Land and construction-in-progress                                               4,128,782             4,035,820
  Land held for future development                                                5,928,082             2,331,988
  Property held for sale, net of valuation
       reserve (Note 3)                                                          16,799,399            30,556,482
                                                                               ------------          ------------
           Total real estate assets                                             510,480,750           519,056,773

Cash and cash equivalents                                                         8,230,883             7,015,953
Mortgage-backed securities, net ("MBS") (Note 6)                                  8,352,355             9,232,956
Escrows                                                                          11,418,758            11,096,213
Deferred charges and other assets                                                10,635,014            10,940,879
Goodwill and intangible assets, net of
       accumulated amortization (Note 2)                                         30,163,676            12,327,039
                                                                               ------------          ------------
           Total assets                                                        $579,281,436          $569,669,813
                                                                               ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Credit agreements (Note 7)                                                   $117,310,000          $136,060,000
  Mortgage notes payable (Note 3)                                               165,897,432           149,805,607
  Repurchase agreements (Note 7)                                                  8,300,000             9,300,000
  Tenant security deposits and prepaid rents                                      3,130,174             2,443,716
  Accrued real estate taxes, other
       liabilities and accounts payable                                          11,251,438            11,797,967
                                                                               ------------          ------------

           Total liabilities                                                    305,889,044           309,407,290
                                                                               ------------          ------------

Minority interest in operating partnership (Note 8)                              57,919,158            36,608,607

Commitments and Contingencies (Note 8)                                                -                     -

Shareholders' equity:
  Preferred stock, $0.01 par value; 60,000,000
       shares authorized, none issued                                                 -                     -
  Common stock ("Shares"), $0.01 par value;
       140,000,000 Shares authorized and
       25,987,348 and 25,899,866 Shares issued,
       respectively                                                                 259,873               258,998
  Additional paid-in capital                                                    228,032,847           239,446,270
  Retained deficit                                                              (11,076,411)          (14,308,277)
  Less common stock in treasury at cost
       (506,497 Shares)                                                          (1,743,075)           (1,743,075)
                                                                               ------------          ------------

       Total shareholders' equity                                               215,473,234           223,653,916
                                                                               ------------          ------------

       Total liabilities and shareholders' equity                              $579,281,436          $569,669,813
                                                                               ============          ============



    The accompanying notes are an integral part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                   ----------


                                                      For the Three Months                     For the Six Months
                                                         Ended June 30,                          Ended June 30,
                                                --------------------------------         -------------------------------
                                                   1997                 1996                1997                1996
                                                -----------          -----------         -----------         -----------
Revenue:
 Rental                                         $25,153,592          $21,230,613         $49,708,611         $40,595,722
 Interest from mortgage
   loans (Note 5)                                   127,350              459,974             168,503           1,044,771
 Interest from MBS                                  197,893              241,721             405,031             503,257
 Management fees and
   reimbursements (Note 2)                          934,938                 -              1,268,404                -
 Other interest income                              271,551              228,344             537,343             446,103
                                                -----------          -----------         -----------         -----------

 Total revenue                                   26,685,324           22,160,652          52,087,892          42,589,853
                                                -----------          -----------         -----------         -----------

Expenses:
 Property operating                               5,902,314            4,616,179          11,928,827           8,984,203
 Repairs and maintenance                          1,851,940            1,625,657           3,496,462           2,964,699
 Real estate taxes                                2,372,599            2,082,528           4,718,371           4,315,714
 Property management fees to
   an affiliate (Note 2)                             50,445            1,062,123             819,305           1,952,477
 Property management
   operations (Note 2)                            1,491,894              330,753           2,155,731             656,806
 General and administrative
   (Note 9)                                       1,079,357            1,107,411           2,151,759           1,635,314
 State and corporate
   franchise taxes                                   84,501               92,781             169,002             173,781
 Professional fees                                   58,598               72,150             104,998             116,592
 Interest (Note 7)                                5,650,857            4,722,601          11,485,253           8,917,447
 Amortization of goodwill
   and intangible assets
   (Note 2)                                       1,011,940              336,966           1,560,102             448,256
 Depreciation and amortization                    7,910,020            6,839,766          15,578,951          12,985,785
 Asset management fees to an
   affiliate (Note 2)                                  -                    -                   -                392,636
                                                -----------          -----------         -----------         -----------

 Total expenses                                  27,464,465           22,888,915          54,168,761          43,543,710
                                                -----------          -----------         -----------         -----------

Joint venture net income
 (loss) (Note 4)                                   (157,316)             230,879            (507,872)            657,633
                                                -----------          -----------         -----------         -----------

Loss from operations                               (936,457)            (497,384)         (2,588,741)           (296,224)

Gains on sales of properties                         71,423                 -              6,503,463                -
                                                -----------          -----------         -----------         -----------

Income (loss) before minority
 interest                                          (865,034)            (497,384)          3,914,722            (296,224)

Minority interest                                   192,796               27,321            (682,856)             19,946
                                                -----------          -----------         -----------         -----------





                                   (Continued)

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   -----------



                                                       For the Three Months                    For the Six Months
                                                          Ended June 30,                          Ended June 30,
                                                   1997                  1996                1997                1996
                                                -----------          -----------         -----------         ----------
Net income (loss)                               $  (672,238)         $  (470,063)        $ 3,231,866         $ (276,278)
                                                ===========          ===========         ===========         ==========

Per share:

  Net income (loss)                             $      (.03)         $      (.02)        $       .13         $      (.01)
                                                ===========          ===========         ===========         ===========

  Weighted average Shares                        25,480,709           25,392,962          25,450,743          25,392,957
                                                ===========          ===========         ===========         ===========


                          The accompanying notes are an
                   integral part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     For the Six Months Ended June 30, 1997

                                   (Unaudited)
                                  -------------


                            Common         Additional                                  Treasury
                            Stock           Paid-in              Retained               Stock
                            at Par          Capital               Deficit               at Cost              Total
                            -------        ----------            --------              ---------             -----
Balance,
December 31,
1996                       $258,998       $239,446,270          $(14,308,277)         $(1,743,075)         $223,653,916

Net income                                                         3,231,866                                  3,231,866

Stock option
  grants (Note 10)             -                11,292                  -                    -                   11,292

Issuance of
  stock (Note 10)               870            999,130                  -                    -                1,000,000

Stock purchase
  loan-net (Note 10)           -              (983,332)                 -                    -                 (983,332)

Proceeds from
the exercise of
stock warrants                    5              6,197                  -                    -                    6,202

Dividends                      -           (11,446,710)                 -                    -              (11,446,710)
                           --------       ------------          ------------          -----------          ------------

Balance,
June 30,
1997                       $259,873       $228,032,847          $(11,076,411)         $(1,743,075)         $215,473,234
                           ========       ============          ============          ===========          ============
























                     The accompanying notes are an integral
                        part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  -------------

                                                                                       For the Six Months
                                                                                          Ended June 30,
                                                                                ----------------------------------
                                                                                    1997                  1996
                                                                                -----------           ------------
Operating activities:
    Net income (loss)                                                           $ 3,231,866           $  (276,278)
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
           Depreciation                                                          15,578,951            12,985,785
           Amortization of goodwill and intangible assets                         1,560,102               448,256
           Joint venture net (income) loss                                          507,872              (657,633)
           Distributions received from joint ventures                                  -                1,303,839
           Gains on sales of properties                                          (6,503,463)                 -
           Non-employee stock option plan                                            11,292                  -
           Stock purchase loan forgiveness                                           16,668                  -
           Amortization of discount on mortgage
             loans and MBS                                                          (74,875)             (312,691)
           Minority interest in operating partnership                               682,856               (19,946)
           Amortization of deferred financing costs                                 721,273               476,700
           Increase in operating escrows
             and other assets                                                      (129,498)           (3,138,717)
           Increase (decrease) in accrued real estate
             taxes, other liabilities and accounts payable                         (546,529)            2,209,781
           Increase in tenant security deposits
             and prepaid rents                                                      686,458               525,411
                                                                                -----------           -----------

               Net cash provided by operating activities                         15,742,973            13,544,507
                                                                                -----------           -----------

Investing activities:
    Cost to acquire properties                                                   (1,218,197)          (29,165,091)
    Proceeds from sales of properties                                            26,715,135                  -
    Recurring capital expenditures                                               (2,005,817)           (1,769,914)
    Rehabilitation and non-recurring
      capital expenditures                                                       (5,309,926)           (5,083,604)
    Land acquisition and construction in progress                                (5,501,911)           (8,320,463)
    Distribution from the sale of joint venture asset                             7,980,345                  -
    Distributions received from joint ventures
      in excess of earnings                                                       1,327,252                  -
    Contributions to joint venture                                               (2,547,413)                 -
    Principal collections on MBS                                                    889,906             1,555,517
    Principal collections on mortgage loans                                         557,353             7,474,442
    Escrows for construction and replacement                                       (372,692)           (5,066,460)
    Cost to acquire business                                                       (559,239)             (447,679)
                                                                                -----------           -----------

               Net cash provided by (used for)
                 investing activities                                            19,954,796           (40,823,252)
                                                                                -----------           -----------

Financing activities:
    Repayment on credit agreements                                              (21,750,000)                 -
    Proceeds from credit agreement                                                3,000,000            39,970,000
    Payment on repurchase agreement                                              (1,000,000)           (1,250,000)
    Payment of financing costs                                                     (252,641)             (855,218)
    Principal payments on mortgage notes payable                                   (987,839)             (553,090)
    Proceeds from the exercise of stock warrants                                      6,202                 1,416
    Dividends                                                                   (11,446,710)          (11,426,864)
    Distributions to minority interest                                           (2,051,851)             (438,990)
                                                                                -----------           -----------

               Net cash (used for) provided by
                 financing activities                                           (34,482,839)           25,447,254
                                                                                -----------           -----------



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                  -------------


                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                ---------------------------------
                                                                                    1997                  1996
                                                                                -----------           ------------
Net increase (decrease) in cash and cash equivalents                            $ 1,214,930           $(1,831,491)

Cash and cash equivalents, beginning of period                                    7,015,953            11,142,710
                                                                                -----------           -----------

Cash and cash equivalents, end of period                                        $ 8,230,883           $ 9,311,219
                                                                                ===========           ===========
Supplemental disclosure of non-cash financing and investing activities:

       Property contributed by minority
           interest                                                             $16,058,716           $80,695,611
       Cash to minority contributor                                                (856,243)          (18,796,019)
       Debt assumed from minority
           contributor                                                          (11,360,427)          (41,306,073)
                                                                                -----------           -----------
           Increase in minority interest                                        $ 3,842,046           $20,593,519
                                                                                ===========           ===========
       Property management and advisory services
         businesses contributed by minority
         interest (Note 2)                                                      $18,837,500           $13,000,000
                                                                                ===========           ===========
       Reclassification of construction in progress
         to multifamily apartment complexes                                     $ 1,812,855           $ 1,511,055
                                                                                ===========           ===========
       Debt assumed in conjunction with property
         acquisition via exchange of
         joint venture asset                                                    $ 5,719,237           $      -
                                                                                ===========           ===========
       Property acquisition via exchange of
         joint venture asset                                                    $ 8,230,763           $      -
                                                                                ===========           ===========

















                     The accompanying notes are an integral
                        part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 ---------------


1.       Significant Accounting Policies
         -------------------------------

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

         In the opinion of the management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

         The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.       Acquisition of the Property Management Business
         -----------------------------------------------

         On February 26, 1997, the Board of Directors, acting on the recommendation of a special committee comprised solely of outside directors, approved the acquisition of the multifamily property management business ("Property Manager") previously owned by certain officers and directors of the Company. The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million units of the Operating Partnership ("Units"). The Property Manager transaction was accounted for under the purchase method of accounting.

         At the time of the contribution, the Property Manager managed 57 apartment communities, including the Company's 35 assets, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company no longer pays management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company receives management fees and reimbursements of certain expenses associated with 22 third-party management contracts primarily with partnerships affiliated with certain directors and officers of the Company. The Company continues to engage an affiliated company to manage its retail assets.

         The value of the transaction was allocated to goodwill and intangible assets related to the third-party contracts. The value of goodwill, $13.2 million, is being amortized on a straight-line method over a 15-year period. The Company recorded intangible assets of $4.4 million based on discounted cash flows from third-party property management contracts which are being amortized on a straight-line method over four years.



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  -------------


3.       Multifamily and Retail Property
         -------------------------------

         As of June 30, 1997, the Company had investments in 41 properties in 8 states consisting of 37 apartment communities having 12,896 units and 4 retail centers with a total of 690,992 square feet of leasable space. One retail center (160,342 square feet) is owned through joint venture investment.

         The following summarizes the carrying value of the Company's multifamily apartment complexes and retail centers, (in thousands):


                                                          June 30,       December 31,
                                                            1997             1996
                                                          --------         ---------
           Land                                           $ 77,931         $ 76,525
           Buildings and improvements                      420,801          419,932
           Appliances, carpeting and equipment              89,975           82,971
                                                          --------         --------

           Total multifamily and retail property           588,707          579,428
           Accumulated depreciation                       (112,423)        (106,870)
                                                          --------         --------
                                                          $476,284         $472,558
                                                          ========         ========

         Acquisitions
         ------------

         On January 1, 1997, the Operating Partnership acquired Westchester Apartments, a 345-unit apartment community located in Silver Spring, Maryland, for $16.1 million. The Operating Partnership paid cash of $856,243, assumed debt of approximately $11.4 million and issued Operating Partnership Units with a value of approximately $3.8 million. The debt agreement requires monthly principal and interest payments based on an interest rate of 8.25% along with monthly funding of real estate tax escrows.

         On May 13, 1997, in conjunction with the exchange of Brookwood Village, the Operating Partnership acquired Polos West Apartments and Sunchase Apartments for an aggregate price of approximately $13.9 million (See
         Note 4). Polos West is a 200-unit garden style apartment community located in Winter Garden, Florida, a suburb of Orlando. In conjunction with the acquisition of this asset, the Company assumed $5.7 million in debt which matures December, 2003. The debt agreement requires monthly principal and interest payments at a rate of 7.45% along with monthly real estate tax escrow funding. Sunchase is a 168-unit garden style apartment community located in Bradenton, Florida.

         Development
         -----------

         In the first quarter of 1997, the Company completed the construction of 96-units as an additional phase to Brookfield Trace, an existing community in Mauldin (Greenville), South Carolina. The phase cost approximately $6.7 million. In 1996, $4.7 million or 72 apartment units was transferred to multifamily assets on the Consolidated Balance Sheets.

         In the fourth quarter of 1996, the Company began construction of Crooked Creek Apartments, a 296-unit apartment community in Durham, North Carolina. The project is currently estimated to cost approximately $20.2 million. As of June 30, 1997, the project has incurred approximately $4.1 million of construction costs.

         In the first quarter of 1997, the Company purchased a parcel of land in Greenville, South Carolina for $3,030,000. The Company also owns two other parcels of land, one of which is located in Dallas, Texas and the other is located in Greenville, South Carolina. Development plans are under consideration for these sites.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                  -------------


3.       Multifamily and Retail Property - Continued
         ------------------------------

         Dispositions
         ------------

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

         On March 25, 1997, the Company sold Banks Crossing, a 243,660 square foot retail center in Fayetteville, Georgia for $13,825,000 which was its carrying value. Proceeds from this sale will be used for the development of Crooked Creek. The sale of Banks Crossing is consistent with the Company's plan to sell its retail properties and focus on multifamily properties.

         In December, 1996, the Operating Partnership sold Greentree Plaza. In accordance with the purchase and sale agreement, the Operating Partnership, as seller, was required to escrow funds at closing. During the second quarter of 1997, all conditions of the agreement were satisfied and, as a result, approximately $71,000 was recorded as a gain on sale of properties.

4.       Investments in Unconsolidated Joint Ventures
         --------------------------------------------

         The Company holds a 50% interest in the remaining assets of Brookwood Village Joint Venture and a 50.1% interest in Spring Valley Partnership. In May, 1997, Brookwood Village Joint Venture exchanged Brookwood Village, a retail center located in Birmingham, Alabama. Condensed combined financial statements for the Joint Ventures are as follows:


                        CONDENSED COMBINED BALANCE SHEETS

                                   ----------

                                     Assets


                                                                           June 30,            December 31,
                                                                             1997                  1996
                                                                         ------------          ------------
       Property at cost                                                  $ 53,830,612          $114,358,875
       Less accumulated depreciation                                      (14,943,896)          (40,173,598)
                                                                         ------------          ------------
                                                                           38,886,716            74,185,277
       Other assets                                                         2,998,327             2,774,699
                                                                         ------------          ------------
           Total assets                                                  $ 41,885,043          $ 76,959,976
                                                                         ============          ============

                        Liabilities and Partners' Equity

       Liabilities                                                       $    719,467          $ 4,858,639
                                                                         ------------          -----------
       Partners' equity:
         The Company                                                       20,537,903            36,036,723
         Joint venture partner                                             20,627,673            36,064,614
                                                                         ------------          ------------
           Total partners' equity                                          41,165,576            72,101,337
                                                                         ------------          ------------
           Total liabilities and partners' equity                        $ 41,885,043          $ 76,959,976
                                                                         ============          ============







                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                  -------------


4.       Investments in Unconsolidated Joint Ventures - Continued
         --------------------------------------------

                                  -------------


                   CONDENSED COMBINED STATEMENTS OF OPERATIONS



                                             For the Three Months                      For the Six Months
                                                Ended June 30,                           Ended June 30,
                                        --------------------------------          -------------------------------
                                           1997                  1996                1997                 1996
                                        ----------            ----------          -----------          ----------
       Revenues                         $2,551,111            $2,982,265          $ 5,845,985          $6,386,534
       Property operating
           expenses                     (1,487,826)           (1,556,636)          (3,031,731)         (3,149,976)
       Depreciation                       (711,747)             (964,604)          (1,692,479)         (1,922,887)
       Provision for loss                     -                     -              (1,472,096)               -
       Loss on sale                       (666,880)                 -                (666,880)               -
                                        ----------            ----------          -----------          ----------
           Net income                   $ (315,342)           $  461,025          $(1,017,201)         $1,313,671
                                        ==========            ==========          ===========          ==========
       Allocation of
         net income:
           The Company                  $ (157,317)           $  230,879          $  (507,873)         $  657,633
           Joint venture
             partner                      (158,025)              230,146             (509,328)            656,038
                                        ----------            ----------          -----------          ----------
                                        $ (315,342)           $  461,025          $(1,017,201)         $1,313,671
                                        ==========            ==========          ===========          ==========



       In May 1997, the Company and its joint venture partner exchanged Brookwood Village for cash and the two multifamily apartment complexes (Polos West and Sunchase) valued at approximately $32.4 million. Each joint venture Partner received 50% of the fair value of the assets acquired, with the Company receiving the two multifamily properties and cash of approximately $8 million. In the first quarter of 1997, Brookwood Village recorded a $1.5 million provision for loss to adjust for the exchange price. See Note 3 for information on the two multifamily properties acquired.

5.     Mortgage Loans and Other Loans Receivable
       -----------------------------------------

       As of June 30, 1997, the Company held one mortgage loan with a principal balance of approximately $2,978,000 and a discount of approximately $682,000 and a promissory note with a principal balance of approximately $1,306,000. The mortgage loan is collateralized by a 120-unit apartment complex in Palm Bay, Florida. The promissory note is personally guaranteed by an unaffiliated party.

6.     MBS
       ---

       At June 30, 1997, the Company's MBS portfolio had an approximate market value of $8,890,000 and gross unrealized gains of $538,000 with maturity dates ranging from 2008 to 2021. Weighted average yield on the portfolio is 9.1%. The Company does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

       At December 31, 1996, the Company's MBS portfolio had an approximate market value of $9,849,000 against a carrying value of $9,233,000 and gross unrealized gains of $616,000.






                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                  -------------


7. Debt Agreements
   ---------------

    At June 30, 1997, the Company had two lines of credit to provide for future acquisitions, development and general business obligations. The Company also had in effect a Repurchase Agreement to provide for short-term borrowings.

    The following summarizes the Company's borrowings on the Master Credit Facility with the Federal National Mortgage Association as of June 30, 1997:


                          Contract          Contract
                            Start             End               Interest
     Borrowings             Date             Date(a)              Rate          Amount
     ----------           --------          --------            --------       ---------
     Revolver              6/02/97           9/02/97            6.180%         $28,965,000
     Fixed                11/22/95          11/20/05            6.997%          50,000,000
     Fixed                 9/20/96           9/20/03            7.540%          13,345,000
                                                                               -----------
                                                                               $92,310,000
                                                                               ===========

     The following summarizes the Company's borrowings on the Credit Agreement with the BankBoston and Mellon Bank as of June 30, 1997:


                             Contract          Contract
                               Start             End               Interest
     Borrowings                Date             Date(a)              Rate          Amount
     ----------              --------          ---------           --------       ---------
     LIBOR contract           4/02/97           7/01/97 (1)        7.5625%        $ 3,000,000
     LIBOR contract           5/28/97           9/25/97            7.5625%          7,000,000
     LIBOR contract           6/24/97           7/24/97 (2)        7.4375%          6,000,000
     LIBOR contract           3/31/97           7/29/97 (3)        7.500%           9,000,000
                                                                                  -----------
                                                                                  $25,000,000
                                                                                  ===========


     (1) On July 31, 1997, the Company repriced the LIBOR contract to a new maturity of August 28, 1997 at a rate of 7.1875% per annum.

     (2) On July 24, 1997, the Company repriced the LIBOR contract to a new maturity of August 26, 1997 at a rate of 7.4375% per annum.

     (3) On July 29, 1997, the Company repriced $3 million of this LIBOR contract to a new maturity of August 29, 1997. The remaining $6 million was repriced to a base rate loan at rate of 8.5% of which $3.3 million was paid down on August 4, 1997.


     Effective July 16, 1997, the banks reduced the interest rate on the Company's $28.4 million revolving credit line with BankBoston and Mellon Bank from 175 basis points over LIBOR to 150 basis points over LIBOR.

     The following summarizes the Company's borrowings on the Repurchase Agreement collateralized by MBS with CS First Boston as of June 30, 1997:


                                   Contract          Contract
                                     Start             End               Interest
                                     Date             Date(a)              Rate          Amount
                                   --------          --------            ---------     ----------
     Repurchase Agreement          5/19/97           9/19/97               5.87%       $8,300,000



     (a) On the Contract End Date, borrowings outstanding are repriced at the then current interest rates.



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                  -------------


7.     Debt Agreements - Continued
       ---------------

       The Credit Agreement and the Master Credit Facility require the Company to maintain certain debt service coverage ratios, liquidity and collateral coverages as further defined in the loan documents, all of which were met on June 30, 1997.

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

8.     Minority Interest
       -----------------

       Minority interest in the Operating Partnership consists of the following at June 30, 1997 (in thousands):


              Balance, beginning of year                          $36,609
              Value of Units issued to
                  Minority Unitholders:
                    Affiliated parties                             18,837
                    Unrelated parties                               3,842
              Distribution to Unitholders                          (2,052)
              Minority income allocation                              683
                                                                  -------

              Balance at June 30, 1997                            $57,919
                                                                  =======

       On January 1, 1997, 338,333 Operating Partnership Units were issued to an unrelated party in exchange for Westchester Apartments (See Note 3).

       On March 19, 1997, an additional 109,091 Operating Partnership Units were issued in conjunction with the March 1, 1996 acquisition of the advisory and development services business ("Advisor Transaction") of certain officers and directors. The Units were issued since the share price ("Share") benchmark of $11.00 was achieved. The benchmarks are achieved if the share price is equal to or greater than the benchmarks for any fifteen days during any twenty consecutive trading days. There are six Share price benchmarks beginning at $11.00 and increasing in increments of $1.00 up to a maximum of $16.00. Upon satisfaction of each benchmark, the contributor could receive additional Units equal to $1.2 million based on the benchmark price.

9.     Related Party Transactions
       --------------------------

       In addition to property management fees, the following is a summary of fees and reimbursements to an affiliate for the six months ended June 30:

                                                       1997               1996
                                                     --------           --------
         Costs reimbursements related
               to the operation of the
               Company's properties                  $221,084           $774,167

         Fees and net reimbursements for
               administrative services               $635,007           $316,729




                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                  -------------


9.     Related Party Transactions - Continued
       --------------------------

       As a result of the Property Manager transaction as described in Note 2, the Company will no longer reimburse an affiliate for services related to multifamily property operations.

10.    Stock Plans
       -----------

       Stock Options
       -------------

       On May 2, 1996, the shareholders approved the 1996 Stock Option Plan which provides for grants to non-employee directors and discretionary awards of stock options to key employees of the Company. Awards will be administered by the Compensation Committee which is comprised of two independent directors appointed by the Board of Directors. The purpose of the plan is to stimulate efforts of key employees on behalf of the Company and to attract and retain the best available personnel. There are 1,500,000 Shares of common stock authorized for non-qualified and incentive stock option grants under the 1996 Plan. The plan will continue in effect until all Shares of stock subject to options have been acquired or until May 1, 2001, whichever is earlier. However, unexercised options will continue in affect after the termination of the plan.

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

                                                                Exercise Price
                                                                --------------
         Options granted, 1996                   624,000        $ 9.75 - $10.25
         Options granted, 1997                   520,300        $10.75 - $11.00
                                               ---------

         Balance June 30, 1997                 1,144,300
                                               =========

         Options exercised                          -
                                               =========
         Options available for grant
           at June 30, 1997                      355,700
                                               =========


       Stock Purchase Loan
       -------------------

       On February 28, 1997, the Board of Directors approved a $1 million Stock Purchase Loan for David Marshall, President and Chief Executive Officer of the Company. Loan proceeds were used to purchase Shares of the Company's stock. On March 4, 1997, Mr. Marshall purchased 86,956 Shares of common stock at $11.50 per Share using such proceeds.

       The terms of the loan provide for, among other things, an interest rate of 7.8% per year payable quarterly and an annual forgiveness feature of 5% of the original principal so long as Mr. Marshall is employed. Additional annual forgiveness of up to another 5% could be granted if certain Company performance measures are met. The maximum forgiveness in any one year is 10%. If Mr. Marshall terminates his employment, the loan is due and payable six months from the date of termination. However, in the event of a change of control of the Company, any then outstanding principal and interest due shall be forgiven.



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                  -------------


11.    Subsequent Events
       -----------------

       Property Acquisition
       --------------------

       On July 29, 1997, the Operating Partnership acquired three town home apartment communities located near Baltimore in Glen Burnie and Millersville, Maryland, The three properties were acquired for a total of $20.9 million comprised of $881,000 in cash, the assumption of $12.3 million in debt at interest rates of 7.5%, and $7.6 million of operating partnership units. An agreement is in place for the acquisition of a fourth property from the same seller and is expected to close in the third quarter for a total of $6.5 million including the assumption of $5.3 million in debt, cash of approximately $120,000 and operating partnership units of 1.1 million.

       Property Disposition
       --------------------

       On August 6, 1997, the Operating Partnership sold Crossroads Shopping Center for cash of $12 million. Crossroads is a 211,186 square foot retail center located in Atlanta, Georgia.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                  -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       Overview:
         --------

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

         On February 26, 1997, the Board of Directors, acting on the recommendation of a special committee comprised solely of outside directors, approved the acquisition of the multifamily property management business ("Property Manager") previously owned by certain officers and directors of the Company. The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Operating Partnership Units. The Property Manager transaction was accounted for under the purchase method of accounting.

         At the time of the contribution, the Property Manager managed 57 apartment communities, including the Company's 35 assets, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company no longer pays management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company receives management fees and reimbursements of certain expenses associated with 22 third-party management contracts primarily with partnerships affiliated with certain directors and officers of the Company. The Company continues to engage an affiliated company to manage its retail assets.

         The acquisition is recorded on the Consolidated Balance Sheet as intangible assets related to the third-party contracts of $4.4 million and goodwill of $13.2 million. These recorded amounts are amortized over the expected periods to be benefitted (See Note 2 to the Consolidated Financial Statements for details).

         As reported in the Company's Annual Report on Form 10-K as of December 31, 1996, the Company acquired the advisory and development services business of certain officers and directors on March 1, 1996 in exchange for 1.3 million Units in the Operating Partnership. Additional Units, in $1.2 million increments and up to a total of $7.2 million in value, may be issued during a six-year period if certain Share price benchmarks are achieved. On March 19, 1997, the first Share price benchmark was achieved and the Operating Partnership issued an additional 109,091 Units representing $1.2 million in value.

B.       Results of Operations:
         ---------------------

         The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and constant properties. The following analysis compares the results of operations for the three and six months ended June 30, 1997 and 1996.

         Net income for the six months ending June 30, 1997 increased by approximately $3.5 million when compared to the same period in 1996 primarily as a result of a gain of approximately $6.4 million on the sale of Howell Commons Apartments in January, 1997.

         Income and Expenses:
         -------------------

         Rental income and property operating expenses, including repairs and maintenance and real estate taxes increased for the three and six month periods ended June 30, 1997 primarily due to increased weighted average apartment units. Rental revenues for the six months ended June 30, 1997 increased $9.1 million or 35% over the prior year and property operating expenses, including repairs and maintenance and real estate taxes, increased approximately $3.9 million or 24% for the same periods. Average apartment units increased 28% between 1996 and 1997.

         Detail of the Company's apartment unit growth for the six months ended June 30 is set forth below:

                                               1997                   1996
                                               ----                   ----
Apartment Units:
       Beginning of period                    12,435                  9,433
           Acquired                              713                  2,541
           Sold                                 (348)                   -
           Completed developments                 96                    -
                                              ------                  -----

       End of period                          12,896                  11,974
                                              ======                  ======

       Weighted Average Units                 12,638                   9,867
                                              ======                  ======

       Percent increase                          28%                    -



       Property management operations began in 1997 in conjunction with the Property Manager transaction effective March 1, 1997. As a result of the acquisition of the property management business, the Company incurs expenses for the property management operations staff including salaries, benefits and other overhead expenses. (See Note 2 to the Consolidated Financial Statements for details).

       General and administrative expenses increased in 1997 compared to 1996 as a result of becoming self-administered on March 1, 1996. These costs include employee salaries and benefits, administrative and office related expenses.

Interest Expense

       Interest expense has increased because the Company has largely employed debt capital for acquisitions and development activities. The following is an analysis of weighted average debt outstanding and interest rates for the three and six months ended June 30, 1997 and 1996 (dollars in thousands):


                                             Six Months Ended                    Three Months Ended
                                                  June 30,                             June 30,
                                           ------------------------            ------------------------
                                             1997            1996                1997             1996
                                           --------        --------            --------          ------
Weighted Average
  Debt Outstanding
       Fixed Rate                          $219,415        $164,326            $220,764         $175,242
       Variable Rate                         76,032          62,280              69,600           68,469
                                           --------        --------            --------         --------

          Total                            $295,447        $226,606            $290,364         $243,711
                                           ========        ========            ========         ========

Weighted Average
  Interest Rates
       Fixed Rate                             7.74%           7.55%               7.70%            7.42%
       Variable Rate                          6.62%           6.76%               6.62%            6.66%


       Since the first quarter of 1996, fixed rate debt increased primarily due to debt of $57.7 million which was assumed with the acquisitions of four properties and the conversion of $13.3 million from variable to fixed rate debt offset by the pay down of approximately $7.3 million of fixed debt in the third quarter of 1996.

       Depreciation and amortization increased for the three and six month periods ending June 30, 1997 compared to 1996 due to an increased property asset base.

       Joint venture net income decreased for the three and six month periods ending June 30, 1997 compared to 1996 due to a valuation reserve recorded on the Brookwood Village joint venture in the first quarter of 1997 and a loss on the sale of Brookwood Village recorded in the second quarter of 1997. (See Note 4 to the Consolidated Financial Statements for details).

       Gains on sales of properties of $6.4 million was recorded in 1997 due to the sale of Howell Commons Apartments in the first quarter of 1997.

C.     Funds from Operations (fully adjusted for operating partnership units):
       ---------------------------------------------------------------------

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



                                                 Quarter Ended June 30,              Six Months Ended June 30,
                                            ------------------------------         ------------------------------
                                               1997                1996               1997                1996
                                            ----------          ----------         ----------          ----------
       Net income                           $     (672)         $     (470)        $    3,232          $     (276)
       Depreciation                              7,898               6,824             15,562              12,967
       Depreciation related to
         joint venture                             356                 483                843                 962
       Valuation reserve recorded
         on joint venture                         -                   -                   740                -
       Loss on sale of joint
         venture asset                             333                -                   333                -
       Amortization of goodwill                  1,012                 337              1,560                 448
       Minority interest                          (193)                (27)               683                 (20)
       Gains of sale
         of properties                             (71)               -                (6,503)               -
                                            ----------          ----------         ----------          ----------

       Funds from operations                $    8,663          $    7,147         $   16,450          $   14,081
                                            ==========          ==========         ==========          ==========
       Funds from operations
         per share                          $      .26          $      .27         $      .53          $      .52
                                            ==========          ==========         ==========          ==========

       Weighted Average:
         Shares                             25,480,709          25,392,962         25,450,743          25,392,957
         Units                               6,004,702           2,455,056          5,401,699           1,716,444
                                            ----------          ----------         ----------          ----------
                                            31,485,411          27,848,018         30,852,442          27,109,401
                                            ==========          ==========         ==========          ==========


Same-store Multifamily Communities
----------------------------------

       The Company defines same-store apartment communities as those that are fully stabilized for the two most recent years. The operating performance of the 25 communities aggregating 8,467 units which are considered same-store is summarized below (dollars in thousands):



                                          Quarter Ended June 30,                  Six Months Ended June 30,
                                    ----------------------------------------------------------------------------
                                      1997         1996       % Change          1997         1996       % Change
                                    -------      -------      --------         -------      -------     --------
Revenues                            $16,457      $15,870        3.7%           $32,482      $31,594        2.8%
Expenses                              6,500        6,579       (1.2)%           13,012       13,297       (2.1)%
                                    -------      -------                       -------      -------
   Net operating income             $ 9,957      $ 9,291        7.2%           $19,470      $18,297        6.4%
                                    =======      =======                       =======      =======

Average occupancy                      93.9%        93.7%                         93.2%        93.7%
Average monthly rent
   per unit                            $682         $660                          $680         $657



    Growth in same-store multifamily revenues was 3.7% for the 1997 second quarter when compared to the 1996 second quarter. This growth was almost entirely driven by increases in average rents of 3.3% as well as a modest increase in occupancies. Year-to-date, revenues are up 2.8% which is a combination of 3.5% rent growth offset by 0.7% in lower occupancies.

         ---------------------

Same-store Multifamily Communities - Continued
----------------------------------

       Expenses for the quarter ended June 30, 1997 and for the six months ended June 30, 1997 when compared to the comparable prior year periods are down 1.2% and 2.1%, respectively. The reduction in expenses is attributed to lower payroll expense and maintenance and repairs expenditures.

Same-store Retail Properties
----------------------------

       The following summarizes the four retail centers:


                                       Quarter Ended June 30,                     Six Months Ended June 30,
                                    --------------------------------           ---------------------------------
                                     1997         1996      % Change            1997         1996       % Change
                                    ------       ------     --------           ------       ------      --------
Revenues                            $1,872       $1,874       (0.1)%           $3,702       $3,859       (4.1)%
Expenses                               703          642        9.6%             1,404        1,363        3.0%
                                    ------       ------                        ------       ------
   Net operating income             $1,169       $1,232       (5.1)%           $2,298       $2,496       (7.9)%
                                    ======       ======                        ======       ======

Average occupancy                    93.71%       94.29%                        94.03%       94.28%



       Same-store net operating income from the retail portfolio dropped $198,000 to $2,298,000 year-to-date when compared to the 1996 six month period. The drop in NOI is primarily the result of retenanting at Tara Crossing Shopping Center in Atlanta, Georgia. In late 1996, the Company accepted a buyout from a major tenant who had discontinued business at the center. The vacant space was then leased to a high quality tenant at current market rents, which were below those paid by the prior tenant. By retenanting the center, the Company hopes to attract additional leasing interest and improve future occupancy. Leasing efforts are underway.

D.     Liquidity and Capital Resources:
       --------------------------------

       Historically, operations, debt financing and sales of assets have been the sources of capital employed by the Company. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing and proceeds from asset sales have been used to finance acquisitions, development, and rehabilitation of apartment communities.

       The Company's policy is to pay dividends to investors as a percentage of Funds from Operations ("FFO"). For the past three years, the Company has paid between 85% and 88% of FFO in dividends, retaining the rest for recurring capital expenditures and working capital. The Company expects to increase both FFO and dividends in the future but will strive to gradually reduce the payout ratio so as to utilize some internally generated funds for growth. On May 13, 1997 the Board approved a dividend increase from $.225 per share to $.2325 per share payable on August 15, 1997 to the shareholders of record on August 1, 1997. Dividends paid were $.225 in the second quarters of 1997 and 1996.

       The Company has a policy to maintain leverage at or below 50% of reasonably estimated fair value of assets. By employing moderate leverage ratios, the Company can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders. Debt as a percentage of fair value of real estate assets as estimated by management was approximately 45% at June 30, 1997. Additionally, the Company's debt service coverage is 2.4 to 1.

       The Company conservatively manages both interest rate risk and maturity risk. With regard to the interest rate risk, the Company entered into a five year fixed interest rate swap agreement in 1995 with a bank for a $40 million notional contract, thereby fixing variable rate exposure on that amount at 6.06%. The Company will continually reassess its rate exposure relative to debt levels and will execute additional interest rate protection as circumstances dictate. As of

       -------------------------------

June 30, 1997, the Company has fixed or hedged debt of 90% of total debt. As to maturity risk, the Company's debt has weighted average maturities of approximately 11 years.

       The Company has adequate sources of liquidity to meet its current cash flow requirements including dividends, capital improvements and development underway.

E.     Business Conditions/Risks:
       -------------------------

       The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's stabilized apartment communities, physical occupancy was 96.5% as of June 30, 1997 which is similar to current market occupancies. The Company continues to maintain competitive rental rates by providing superior services combined with well-maintained assets which sets the Company apart from its competition. Through intense asset management efforts, the Company expects to realize solid performances from the real estate assets, however, no assurances can be made in this regard.

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

       The Company is also involved in certain legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position or results of operations.

F.     Forward-Looking Statements
       --------------------------

       This report may contain forward-looking statements relating to activities of the Company within the meaning of federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors that might cause a difference between actual results and those forward-looking statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                                   ----------


Item 1.        Legal Proceedings
               Response:  None

Item 2.        Change in Securities
               Response:  None

Item 3.        Defaults upon Senior Securities
               Response:  None

Item 4.        Submission of Matters to a Vote of Security Holders
               Response: On June 23, 1997, the Company filed a proxy statement with the Securities and Exchange Commission.

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:  None

                                    SIGNATURE
                                    ---------

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


                                           BERKSHIRE REALTY COMPANY, INC.
                                           ------------------------------
                                                   (Registrant)



                                           BY:    /s/Marianne Pritchard
                                                  ------------------------------
                                                  Marianne Pritchard
                                                  Senior Vice President and
                                                  Chief Financial Officer of
                                                  Berkshire Realty Company, Inc.
























DATE: