Form 10-K/A
period 1996-12-31
BERKSHIRE REALTY CO INC /DE
filed 1997-10-03
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended   December 31, 1996
                                              -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from             to
                                        ------------   ------------

                  Commission file number       1-10660
                                          -----------------

                        Berkshire Realty Company, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                             04-3086485
------------------------------                             -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

            470 Atlantic Avenue, Boston, Massachusetts   02210
   ----------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code     (617) 423-2233
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title                              Name of Exchange on which Registered
   -----                              ------------------------------------
Common Stock                               New York Stock Exchange
$.01 par value
Warrants to purchase common stock          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

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

Documents incorporated by reference: See Item 14 herein. The exhibit index is located on pages 25-34. The total number of pages in this document is 77.

                                     PART I
                                     ------

ITEM 1. BUSINESS
------

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

     On March 1, 1996 the Company acquired, via contribution, certain assets of the entity providing advisory and development services to the Company (the "Advisor Transaction") of Berkshire Companies Limited Partnership, in exchange for 1,300,000 Units of the Operating Partnership. The transaction was valued at $13 million (based on a $10.00 per share price) and has been recorded as the acquisition of a workforce and other intangible assets. Additional Units, up to a total of $7.2 million, may be issued to the transferor during a six-year period if certain Share price benchmarks are achieved. (See Note C to the Consolidated Financial Statements). The Units are convertible only upon shareholder approval. This transaction enabled the Company to eliminate fees previously incurred by the Company for asset management, acquisition and disposition functions. The Company outsourced with affiliates of certain directors and officers for certain administrative services such as shareholder relations, computer systems and support, and legal services.

     Besides becoming self-administered, the Board of Directors and management determined that the Company should become self-managed. After year-end, on February 26, 1997, based on the recommendation of a Special Committee of the Independent Directors, the Board approved the acquisition of certain assets of the affiliate which provides multifamily property management services to the Company for 1,700,000 Units in the Operating Partnership. The transaction was valued at $17.6 million (based on a $10.375 per share price), closed on February 28, 1997, and will be recorded as the acquisition of third-party management contracts and the acquisition of a workforce.

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

     Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value.

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

ITEM 2. PROPERTY
------

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

                            Wholly-Owned                  Joint Venture
             ----------------------------------------   ------------------
Region          Multi-family            Retail                Retail          Mortgage Loans
----------   ------------------    -------------------  ------------------   -----------------
             Properties   Units    Properties   Sq.Ft.  Properties  Sq.Ft.   Properties  Units
             ----------  ------    ----------  -------  ---------- -------   ----------  -----
Carolinas        10       3,133        -          -         -         -
Georgia/
  Tennessee       6       2,036        3       690,027      -         -
Florida           6       1,752        1        83,962      -         -          1       120
Texas            11       4,181        -          -         -         -
Maryland/DC       1       1,119
Other             1         214        -          -         2      794,822(1)
                 --      ------        -       -------      -      -------       -

                 35      12,435        4       773,989      2      794,822       1       120
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

                                                                                            Avg. Rent
Apartment                                               Year                Avg.Occupancy   Per Apart.
Communities               Location                    Acquired     Units    1996     1995     1996
-----------               --------                    --------     -------   ----    ----     ----
Carolinas Region
----------------
South Carolina
Brookfield Trace(1)(6)    Mauldin (Greenville)           1995        204     92%      97%     $967
Brookwood Valley(6)       Mauldin (Greenville)           1995        226     94%      97%      624
Howell Commons(6)         Greenville                     1988        348     92%      96%      518
Huntington Downs(6)       Greenville                     1988        502     94%      96%      600
The Oaks(6)               Mauldin (Greenville)           1990        176     93%      97%      644
Roper Mountain(6)         Greenville                     1988        248     95%      98%      514
Stoneledge(6)             Greenville                     1988        320     92%      97%      538

North Carolina
Cumberland Cove (1)(6)    Raleigh                        1991        552     96%      98%      753
East Lake(6)              Charlotte                      1993        214     95%      98%      650
The Timbers(6)            Charlotte                      1993        343     95%      96%      575






                                                                                            Avg. Rent
Apartment                                               Year                Avg.Occupancy   Per Apart.
Communities               Location                    Acquired     Units    1996     1995     1996
-----------               --------                    --------     -------   ----    ----     ----

Georgia/Tennessee Region
Georgia
Arbors at
  Breckenridge(1)(6)      Duluth (Atlanta)               1993        514     94%      95%    $ 750
Avalon on Abernathy(6)    Atlanta                        1992        240     95%      95%      891
Huntington Chase(1)(6)    Norcross (Atlanta)             1993        467     93%      96%      776

Tennessee
British Woods(6)          Nashville                      1995        264     93%      96%      646
Highland Ridge(6)         Madison (Nashville)            1995        280     92%      94%      531
Windover(6)               Knoxville                      1995        271     90%      93%      588

Florida Region
Altamonte Bay Club(6)     Altamonte Springs (Orlando)    1992        224     95%      94%      610
Lakes at Jacaranda(6)     Plantation (Broward County)    1990        340     94%      92%      824
Newport(6)                Tampa                          1992        320     96%      96%      513
Park Colony(6)            Hollywood (Broward County)     1994        316     95%      95%      759
Plantation Colony(6)      Plantation (Broward County)    1993        256     95%      96%      750
Woodland Meadows(6)       Tamarac (Broward County)       1992        296     97%      93%      668

Texas Region
Benchmark (6)             Irving (Dallas)                1996        250     95%      N/A      579
Golf Side (6)             Halton City (Dallas)           1996        402     90%      N/A      442
Hunters Glen (6)          Plano (Dallas)                 1996        276     96%      N/A      625
Indigo on Forest(3)(6)    Dallas                         1994      1,217     93%      84%      589
Kings Crossing (2)(6)     Kingwood (Houston)             1994        404     92%      91%      614
Kingwood Lakes (2)(6)     Kingwood (Houston)             1994        390     94%      84%      607
Pleasant Woods (6)        Dallas                         1996        208     95%      N/A      548
Prescott Place (6)        Mesquite                       1996        318     95%      N/A      499
Prescott Place II (6)     Mesquite                       1996        336     95%      N/A      497
Providence (6)            Dallas                         1996        244     83%      N/A      494
River Oaks(6)             Houston                        1995        136     92%      98%    1,994

D.C. Area
Berkshire Towers (6)      Silver Spring, Maryland        1996      1,119     91%      N/A      827

Other
New York
Southpointe at
  Massapequa(6)           Massapequa, New York           1992        214     99%      98%     1,164
                                                                  ------     ---      ---
                          Total                                   12,435     93%      94%
                                                                  ======     ===      ===

Retail                                                   Year            Year End Occupancy
Property                  Location                     Acquired  Sq.Ft.    1996     1995
--------                  --------                     --------  ------  --------  --------
Georgia/Tennessee Region
------------------------
Banks Crossing(6)         Fayetteville (Atlanta)         1987    243,660     98%     100%
Crossroads(6)             Jonesboro (Atlanta)            1987    211,186     98%      98%
Tara Crossing             Jonesboro (Atlanta)            1987    235,181     90%      92%

Florida Region
College Plaza             Fort Myers                     1987     83,962     95%      94%

Other Region
Alabama
Brookwood Village (4)     Birmingham                     1986    474,138     93%      94%

New York
Spring Valley (5)         Spring Valley                  1988    320,684     98%      98%
                                                               ---------
                          Total                                1,568,811


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

ITEM 3. LEGAL PROCEEDINGS
------

     There are no material pending legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

     None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER ------ MATTERS

     The Company's common stock is traded on the NYSE under the symbol BRI. The high and low prices of the Company's common stock based on a composite average for each quarter during 1996 and 1995 and dividends declared for such common stock are:

                                                       Dividends
          Quarter Ended             High       Low       Paid
          -------------            ------     -----    ---------

          March 31, 1996           10 3/8     9 3/4     $.225
          June 30, 1996            11         9 7/8      .225
          September 30, 1996       11         9 5/8      .225
          December 31, 1996        10 1/4     9 3/8      .225
                                                        -----
                                                        $.900


          March 31, 1995           10         9         $.215
          June 30, 1995            10 1/4     9 1/4      .225
          September 30, 1995       10 3/8     91/2      .225
          December 31, 1995        10 1/8     9 1/4      .225
                                                        -----
                                                        $.890

     The Company's common stock warrants are traded on the NYSE under the symbol "BRI/WS". The warrants were admitted to trading on September 7, 1994, as discussed below. The high and low prices of the Company warrants based on a composite average for each quarter during 1996 and 1995 are:

          Quarter Ended                  High            Low
          -------------                 ------          -----

          March 31, 1996                $.69            $.50
          June 30, 1996                  .75             .56
          September 30, 1996             .69             .44
          December 31, 1996              .56             .31


          March 31, 1995                $.75            $.56
          June 30, 1995                  .69             .38
          September 30, 1995             .50             .31
          December 31,1995               .75             .41

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

ITEM 6. SELECTED FINANCIAL DATA
------

     The following table sets forth selected financial information regarding the Company's financial position. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                             (Dollars In Thousands,
             Except Number of Apartment Units and Per Share Amounts)

                                        1996           1995            1994          1993          1992
                                     ---------      ---------       ---------      ---------      -------
Operating Data:

Rental revenue                         $89,451        $70,068         $63,222        $44,236       $34,493
Total revenues                          93,002         74,441          68,470         50,071        39,602
Property operating
  expenses including property
  management fees                       42,353         33,347          31,826         21,867        17,283
Depreciation and amortization           30,171         21,984          19,507         14,384        12,414
Provision for losses on
   real estate investments (5)           7,500            -               -              -             -
Interest expense                        20,501         15,618          10,794          3,858           334
Joint venture net income(loss)          (2,737)         1,387           1,178          1,137         1,057
Gains (losses) on sales of
   investments                              53         15,387           4,069            -            (152)
Non-recurring charges (1)(2)(3)           (442)        (1,728)         (2,555)        (1,225)          -
Minority interest                        1,137             70             -              -             -
Extraordinary items (4)                   (149)          (901)            -              -             -
Net income (loss)                      (14,308)        14,786           5,757          6,503         7,310

Per Share Data:

Net income (loss)                        $(.56)          $.58            $.23           $.26          $.29

Dividends paid                            $.90           $.89            $.86           $.80         $1.15

Weighted average
Shares outstanding                  25,393,147     25,392,621      25,391,478     25,391,426    25,467,044

Balance Sheet Data:

Total Assets                          $569,670       $486,968        $458,207       $412,516      $342,482

Real estate, excluding
   joint ventures, before
   accumulated depreciation           $585,795       $465,846        $448,058       $373,055      $296,380

Long-term fixed rate                  $206,837       $155,201         $88,279            -             -
   obligations

Other Information:

Apartment units owned,
 end of year                            12,435          9,433           9,385          7,554         5,721

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

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------ OF OPERATIONS

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

     Advisor Transaction:
     --------------------

     Until early 1996, the Company was advised by Berkshire Realty Advisors ("Advisor"), an affiliate of certain directors and officers of the Company, including George and Douglas Krupp. The Board of Directors determined that it was in the best interest of the shareholders to become self-advised. Therefore, on February 28, 1996, the Board, acting on the recommendation of a Special Committee comprised of the Independent Directors, approved the acquisition, via contribution, of the workforce and other assets of the Advisor in exchange for 1,300,000 Units of the Operating Partnership. The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a self-administered REIT.

     In conjunction with the Advisor Transaction, additional Units, up to a total of $7.2 million in value, may be issued to the former Advisor during a six year period if certain Share price benchmarks are achieved. (See Note C to Consolidated Financial Statements.) As of December 31, 1996, no additional Units have been issued.

     The value of the transaction was based on 1,300,000 Units at a share price of $10, or $13 million, which together with related costs, was recorded as an intangible asset associated with the workforce acquired and is being amortized on a straight-line method over a 10-year period.

     Property Management Transaction:
     --------------------------------

     Besides becoming self-administered, the Board of Directors and management determined that the Company should become self-managed. On February 26, 1997, based on the recommendation of a Special Committee of the Independent Directors, the Board approved the acquisition of the third-party management contracts, workforce and other assets of the affiliate which provides multifamily property management services to the Company for 1,700,000 Units in the Operating Partnership. The transaction was valued at $17.6 million (based on a $10.375 per share price) which closed on February 28, 1997, and will be recorded as third-party property management contracts and the acquisition of a workforce and other assets.

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

     Ownership:
     ----------

     Certain officers and directors and their affiliates own the following percentages of the Company and the Operating Partnership:

                                                 Related Party Ownership
                                                 -----------------------
                                                    BRI            OP
                                                 --------        -------
     As of December 31, 1996                        2%             10%
     As of March 1, 1997                            2%             16%

     As of December 31, 1996, the Company had a 88.15% General Partner interest in the Operating Partnership. As of March 1, 1997, this had changed to a 1% General Partner interest and 80% limited partner interest in the Operating Partnership.

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

Revenues for 1995 increased over 1994 by $6.0 million or 8.7% and property operating expenses increased by $1.2 million or 7.2%. Average apartment units increased in 1995 over 1994 by 7%. Detail of the Company's apartment unit growth is set forth below:

                                               1996            1995        1994
                                               ----            ----        ----
Weighted Average Units:
     Total                                   11,022           8,914       8,326
     Increase                                 2,108             588       2,326
     Percent Increase                         23.6%            7.1%       39.5%

Apartment Units:
     Beginning of period                      9,433           9,385       7,554
         Acquired                             3,153           1,381       1,533
         Sold                                  (223)         (1,717)       (496)
         Completed developments                  72             384          -
         Converted from loans to
            real estate                         -              -            794
                                             ------         -------       -----
     End of period                           12,435           9,433       9,385
                                             ======         =======       =====



     Depreciation and amortization increased $7.1 million from 1995 to 1996 and $2.5 million from 1994 to 1995 due to an increased property asset base in both periods. In addition, amortization of intangible assets associated with the 1996 Advisor Transaction accounted for $1.1 million of the increase from 1995 to 1996.

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

C. Funds from Operations (FFO) (fully adjusted for Operating Partnership Units)
   ----------------------------------------------------------------------------

     Industry analysts generally consider Funds from Operations, FFO, to be an appropriate measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. However, FFO should not be considered by the reader as a substitute to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with net income (loss) as presented in the Consolidated Financial Statements and information presented elsewhere. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The methodology used by the Company when calculating FFO may differ from that of other equity REIT's and, therefore, may not be comparable to such other REIT's. In addition, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments. FFO is calculated for the periods presented as follows (dollars in thousands):

                                                    Year ended December 31,
                                           ------------------------------------
                                              1996          1995         1994
                                           ----------    ----------   ----------

     Net income (loss)                      $(14,308)     $ 14,786     $  5,757
     Depreciation (including
         depreciation related to
         joint ventures)                      30,724        24,081       21,463
     Amortization of workforce acquired        1,121           -            -
     Minority interest                        (1,136)         (177)         -
     Gains on sales of investments
         and payoff of mortgage
         loans receivable                        (53)      (15,282)      (4,069)
     Non-recurring charges                       442         1,728        2,556
     Extraordinary items                         149           895          -
     Provision for losses (including
         reserves recorded on joint
         venture investments)                 12,000           -            -
                                          ----------    ----------   ----------
     Funds from operations                  $ 28,939      $ 26,031     $ 25,707
                                          ==========    ==========   ==========
     Cash flows provided by (used for):
         Operating activities               $ 27,505      $ 25,029     $ 22,431
         Investing activities               $(36,393)     $(25,049)    $(53,784)
         Financing activities               $  4,761      $    670     $ 33,835
     Weighted Average:
         Shares                           25,393,147    25,392,621   25,391,478
         Units                             2,520,959       359,093        -
                                          ----------    ----------   ----------
            Total                         27,914,106    25,751,714   25,391,478
                                          ==========    ==========   ==========

     Overview
     --------

     FFO increased from 1994 to 1995 and from 1995 to 1996 primarily due to improved operations from the same-store apartment communities in addition to the factors discussed previously in Results of Operations.

     Same-Store Apartment Communities:
     ---------------------------------

     The Company defines same-store apartment communities as those that are fully stabilized for the two most recent years. The operating performance of the 19 communities aggregating 6,763 units which are considered same-store is summarized as follows: (Dollars in thousands)


                                        Year Ended December 31,
                                 ------------------------------------
                                  1996           1995          Change
                                 -------       -------         ------

     Revenues                    $48,499       $45,566          6.44%
     Expenses                     23,042        22,207          3.76%
                                 -------       -------
     Net Operating Income        $25,457       $23,359          8.98%
                                 =======       =======

     Average occupancy               95%            93%

     Average monthly rent
              per unit           $   632       $   608

     Capital Expenditures(1)     $ 2,663       $ 1,722

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

                                       Year Ended December 31,
                                ------------------------------------
                                  1996          1995          Change
                                -------        -------        ------

Revenues                        $12,663        $12,463        1.60%
Expenses                          4,408          4,256        3.57%
                                -------        -------
Net Operating Income            $ 8,255        $ 8,207        0.58%
                                =======        =======

Average economic
     occupancy                      95%            96%

Capital Expenditures (1)        $ 1,228        $   740

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

D. Liquidity and Capital Resources
   -------------------------------

     The Company's net cash provided by operating activities increased from $22.4 million in 1994 to $25 million in 1995 and to $27.5 million in 1996, principally due to increased property net operating income. Net cash used in investing activities decreased from $53.8 million in 1994 to $25.1 million in 1995, principally due to a $59.2 million increase in proceeds from the sales of assets in 1995, offset by an increase in spending on acquisitions of real estate assets and apartment community development activity of $30.5 million. Net cash used in investing activities increased from $25.1 million in 1995 to $36.4 million in 1996 principally due to decreased proceeds from the sales of real estate assets of $43.4 million and increased initial funding of real estate tax and repair escrows of $5.1 million as required by certain debt agreements assumed in conjunction with the acquisition of multifamily properties. This was offset by less spending on acquisitions of real estate assets and community development activity of $44.2 million. The Company's net cash provided by financing activities decreased from $33.8 million in 1994 to $.7 million in 1995 and increased to $4.8 million in 1996 primarily due to net borrowing activity as discussed in Notes H and I to the Consolidated Financial Statements.

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

     The following table represents the components of debt as of December 31, 1996, and 1995:

                                         December 31,
                             --------------------------------------
                                    1996                1995
                             -----------------   ------------------
                              Amount   Percent    Amount   Percent
                              ------   -------    ------   -------
                                   (Dollar Amounts in millions)

      Short-term variable     $ 48.3     16%     $ 16.1        8%

      Long-term fixed (1)      246.9     84%      195.2       92%
                              ------    ----     ------     -----
                              $295.2    100%     $211.3      100%
                              ======    ====     ======     =====


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

     In 1997, the Company issued additional Operating Partnership Units in connection with the Property Manager Transaction as discussed above, as well as for the acquisition of a multifamily asset from another unrelated seller. It is the Company's intention to continue to use Operating Partnership Units as a form of currency to grow the asset base of the Company.

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

F. Forward-Looking Statements:
   --------------------------

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------
     See Appendix A of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ------ FINANCIAL DISCLOSURE.

     Response: None

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

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

     The directors and executive officers of the Company as of December 31, 1996 were as follows:

                                                                Date Initially
  Name and Age            Class   Offices Held                     Elected
  ------------            -----   ------------                 -----------------
  Douglas Krupp (50)         3    Chairman of the Board        February 8, 1996
                                   and Director
  Laurence Gerber (40)       2    Chief Executive Officer
                                   and Director                April 30, 1990
* J. Paul Finnegan (72)      1    Director                     October 17, 1990
* Charles N. Goldberg (55)   3    Director                     October 17, 1990
* E. Robert Roskind (52)     2    Director                     October 17, 1990
* David M. deWilde (56)      1    Director                     March 8, 1993
  David Marshall (48)             President                    March 1, 1996
  Marianne Pritchard (47)         Senior Vice President and
                                   Chief Financial Officer     August 15, 1991
  David Olney (36)                Senior Vice President        March 1, 1996
  Dennis Suarez (43)              Senior Vice President        March 1, 1996
  Richard Willingham (42)         Vice President               March 1, 1996
  Fred Lauro (32)                 Assistant Treasurer          March 1, 1996
  Scott D. Spelfogel (36)         Secretary                    May 7, 1991

-------------------
*Independent Directors

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

     Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group, and was Chief Executive Officer of the Company until February 28, 1997 (See above). Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Harborside Healthcare Corporation.

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

     Charles N. Goldberg is a partner in the law firm of Hirsch & Westheimer, P.C. Prior to joining Hirsch & Westheimer, P.C., Mr. Goldberg was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1997. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas. He received a B.B.A. degree and J.D. degree from the University of Texas.

     E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self-administered REIT which owns 23 properties, each net leased to a single corporate tenant, and whose shares are listed on the NYSE. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, which has acquired on behalf of the partnerships sponsored by the firm over 400 properties throughout the United States. Most of such properties have been net leased to major U.S. corporations. The LCP Group is the successor to Lepercq Capital Partners and Lepercq Capital Corporation. Mr. Roskind in 1974 co-founded Lepercq Capital Corporation and served as its Chairman. Mr. Roskind is also Chairman of Net Lease Partners Realty Advisors, a registered pension fund advisor, which advises pension funds with respect to the acquisition and subsequent management of properties net leased to major corporations. He is a graduate of the University of Pennsylvania and Columbia Law School and has been a member of the New York Bar since 1970.

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

     Marianne Pritchard is the Senior Vice President and Chief Financial Officer of the Company. Prior to being elected, she was Senior Vice President and Chief Financial Officer of Berkshire Realty Affiliates. Prior to rejoining The Berkshire Group, she was Vice-President and Controller from July 1989 to August 1991 for Liberty Real Estate Group, a subsidiary of Liberty Mutual Insurance Company. Prior to Liberty, Ms. Pritchard held the position of Controller/Treasurer of Berkshire Mortgage Finance from April 1987 to July 1989. Prior to that, Ms. Pritchard was Senior Audit Manager with Deloitte and Touche, an international accounting and consulting firm. She is a Certified Public Accountant and received her B.B.A. degree in Accounting from the University of Texas.

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

ITEM 11.  EXECUTIVE COMPENSATION
-------

     The following table provides compensation information for the Company's Chief Executive Officer and the top four Executive Officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE
                                                                     Long-Term
                                                                   Compensation
                                    Annual Compensation(1)            Awards
                                                                    Securities
     Name and                                                       Underlying
Principal Position            Year        Salary($)      Bonus($)    Options(#)
------------------            ----        ---------      --------  -------------
Laurence Gerber               1996         85,520           -         200,000
  Chief Executive
  Officer and Director

David Marshall                1996        272,500        113,100      200,000
  President

Marianne Pritchard            1996        131,623         46,158       40,000
  Senior Vice President
  and Chief Financial
  Officer

David Olney                   1996        125,685         83,260       40,000
  Senior Vice President
  of Acquisitions

Dennis Suarez                 1996        123,276         55,750       40,000
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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                        Potential Realized
                                                                       Value at Expiration
                                   % of Total                            Date at Assumed
                                    Options                           Annual Rates of Stock
                       Number of   Granted to                          Price Appreciation(1)
                      Securities   Employees                              (in thousands)
                      Underlying   in Fiscal   Exercise  Expiration  -----------------------
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


                       AGGREGATED OPTION EXERCISES IN LAST
                      FISCAL YEAR AND FY-END OPTION VALUES

                                                  Number of
                                                 Securities         Value of
                                                 Underlying        Unexercised
                                                 Unexercised       in-the-Money
                                                  Options at        Options at
                                                 Fiscal Year-      Fiscal Year-
                       Shares        Value         End (#)           End ($)
                     Acquired on    Realized     Exercisable/      Exercisable/
Name                 Exercise (#)      ($)       Unexercisable     Unexercisable
----                 ------------   --------     -------------     -------------
Laurence Gerber           0              0        0/200,000          0/25,000

David Marshall            0              0        0/200,000          0/25,000

Marianne Pritchard        0              0        0/ 40,000          0/ 5,000

David Olney               0              0        0/ 40,000            0/0

Dennis Suarez             0              0        0/ 40,000            0/0


     Independent Directors shall be entitled to receive compensation from the Company for serving as Directors at the rate of $25,000 per year, subject to increase in future years with the prior approval of the Board of Directors. During 1996, 1995, 1994 and 1993, each independent director received $25,000 for his services, except for Mr. deWilde, who was elected during 1993 and received $18,750 and $25,000 during 1993 and 1994, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

     As of December 31, 1996, no person was known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Shares.

     The following is a summary of the security ownership of management as of December 31, 1996:

       Title of       Name of Beneficial    Amount and Nature of     Percent
        Class               Owner           Beneficial Interest      of Class
      ----------     ------------------     --------------------     --------

     Common Stock     Laurence Gerber         517,203 Shares*           2.04%
     Common Stock     Douglas Krupp           538,253 Shares**          2.12%
     Common Stock     E. Robert Roskind        10,000 Direct             ***
     Common Stock     Paul Finnegan               700 Direct             ***
     Common Stock     David M. deWilde            300 Direct             ***
     Common Stock     David Marshall            3,848 Direct             ***
     Common Stock     Marianne Pritchard        1,000 Direct             ***
     Common Stock     Dennis Suarez             1,261 Direct             ***
     Common Stock     David Olney               2,552 Direct             ***
     Common Stock     All Directors and
                       Officers               599,617 Shares            2.36%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

     As described in Item 1 and 7 herein, the Company became self-administered on March 1, 1996 (see Note C to the Notes to the Consolidated Financial Statements).

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-------

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

(b)  Exhibits:

     Number and Description
     Under Regulation S-K
     -----------------------

     The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

     (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

              (2.1) BRI River Oaks First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.1 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.2) BRI Newport First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.2 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.3) BRI Altamonte First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.3 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.4) BRI Huntington Chase First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.4 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.5) BRI Pointe West First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.5 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.6) BRI Timbers First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.6 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.7) BRI Plantation Colony First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.7 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.8) BRI Southwest Apartments First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.8 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.9) BRI Texas Apartments First Amended and Restated Agreement of Limited Partnership, dated May 1, 1995. [Exhibit 2.9 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.10) BRI Park Colony - Woodland First Amended and Restated
                     Agreement of Limited Partnership, dated April 5, 1995. [Exhibit 2.10 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.11) Amended and Restated Agreement of Limited Partnership of
                     BRI OP Limited Partnership, dated May 1, 1995. [Exhibit
                     2.11 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.12) Amendment No. 1 to BRI OP Limited Partnership Agreement
                     among Berkshire Realty Company, Inc. and GN Limited Partnership, dated October 2, 1995. [Exhibit 2.12 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

              (2.13) Amendment No. 2 to BRI OP Limited Partnership Agreement
                     among Berkshire Realty Company, Inc. and GN Limited Partnership, dated December 15, 1995. [Exhibit 2.13 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

          (3) Articles of Incorporation and By-Laws.

              (3.1) Restated Certificate of Incorporation of the Company [Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 33-37592)].*

              (3.2) Certificate of Amendment to Restated Certificate of Incorporation of the Company [Exhibit 3.11 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 33-37592)].*

              (3.3) By-laws of the Company, as amended on February 4, 1993. [Exhibit 3.3 to Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 10-10660)].*

              (3.4) By-laws of Berkshire Realty Company, Inc., as amended on February 28, 1996. [Exhibit 3.4 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

          (4) Instruments defining the rights of security holders, including indentures.

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

                (10.15) Amendment No. 6 to 1992 Credit Agreement among The
                        Company and the First Nation Bank of Boston and NationsBank of Texas, N.A. as of August 12, 1994. [Exhibit 10.15 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.16) Amendment No. 7 to 1992 Credit Agreement among The
                        Company and the First Nation Bank of Boston and NationsBank of Texas, N.A. as of August 25, 1994. [Exhibit 10.16 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.17) Amended 1992 Credit Agreement among Berkshire Realty
                        Company, Inc., BRI OP Limited Partnership and The First National Bank of Boston and NationsBank of Texas, NA as of November 21, 1995. [Exhibit 10.17 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

                (10.18) Master Credit Facility Agreement by and among BRI OP
                        Limited Partnership, Berkshire Realty Company, Inc., BRI River Oaks Limited Partnership and Washington Mortgage Financial Group, LTD., dated November 17, 1995. [Exhibit
                        10.18 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

                (10.19) Exhibits to the Master Credit Facility Agreement among
                        BRI OP Limited Partnership, Berkshire Realty Company, Inc., BRI River Oaks Limited Partnership and Washington Mortgage Financial Group, LTD, dated November 17, 1995. [Exhibit 10.19 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

                (10.20) Amendment No. 1 of Amended and Rested 1992 Credit
                        Agreement among the Company and The First National Bank of Boston and NationsBank of Texas, N.A. as of March 1, 1996. [Exhibit 10.1 to Company's Form 10-Q for the quarter ended September 30, 1996 (File No. 1-10660)].*

                (10.21) Amendment No. 2 of Amended and Rested 1992 Credit
                        Agreement among the Company and The First National Bank of Boston and NationsBank of Texas, N.A. as of March 1, 1996. [Exhibit 10.2 to Company's Form 10-Q for the quarter ended September 30, 1996 (File No. 1-10660)].*

                (10.22) Amendment No. 3 of Amended and Restated 1992 Credit
                        Agreement among the Company and The First National Bank of Boston and Mellon Bank, N.A. as of June 26, 1996. [Exhibit 10.3 to Company's Form 10-Q for the quarter ended September 30, 1996 (File No. 1-10660)].*

                (10.23) Amendment No. 4 of Amended and Restated 1992 Credit
                        Agreement among the Company and The First National Bank of Boston and Mellon Bank, N.A. as of July 16, 1996. [Exhibit 10.4 to Company's Form 10-Q for the quarter ended September 30, 1996 (File No. 1-10660)].*

                (10.24) First Amendment to Master Credit Facility Agreement
                        among BRI OP L.P., BRI River Oaks L.P., BRI Texas Apartments L.P. and Hidden Oaks Partnership and Washington Mortgage Financial Group, LTD and Federal National Mortgage Association as of March, 1996. [Exhibit 10.5 to Company's Form 10-Q for the quarter ended September 30, 1996 (File No. 1-10660)].*

          MORTGAGE NOTES PAYABLE:
          -----------------------

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

           FNMA
           ----

                (10.31) Multi-Family Note Agreement among The Avalon on
                        Abernathy Apartments and Washington Capital DUS, Inc., dated May 11, 1994. [Exhibit 10.23 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.32) Multi-Family Note Agreement among Southpoint at
                        Massepequa Apartments and Washington Capital DUS, Inc., dated May 11, 1994. [Exhibit 10.24 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.33) Multi-Family Note Agreement among Eastlake Village
                        Apartments and Washington Capital DUS, Inc., dated May 11, 1994. [Exhibit 10.25 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.34) Multi-Family Note Agreement among Lakes of Jacaranda
                        Apartments and Washington Capital DUS, Inc., dated June 22, 1994. [Exhibit 10.26 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.35) Multi-Family Note Agreement among Huntington Downs
                        Apartments and Washington Capital DUS, Inc., dated June 22, 1994. [Exhibit 10.27 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.36) Multi-Family Mortgage, Assignment of Rents and Security
                        Agreement among Huntington Downs and Washington Capital DUS, Inc., dated as of June 15, 1994. [Exhibit 10.28 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.37) Multi-Family Deed of Trust, Assignment of Rents and
                        Security Agreement among Eastlake Village Apartments, dated as of May 11, 1994. [Exhibit 10.29 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1- 10660)].*

                (10.38) Multi-Family Deed to Secure Debt, Assignment of Rents
                        and Security Agreement among Avalon on Abernathy Apartments and Washington Capital DUS, Inc., dated May 11, 1994. [Exhibit 10.30 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.39) Multi-Family Mortgage, Assignment of Rents and Security
                        Agreement among Southpoint at Massepequa Apartments and Washington Capital DUS, Inc., dated May 11, 1994. [Exhibit 10.31 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.40) Multi-Family Mortgage, Assignment of Rents and Security
                        Agreement among Lakes of Jacaranda Apartments and Washington Capital DUS, Inc., dated May 15, 1994. [Exhibit 10.32 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

          Plantation Colony
          -----------------

                (10.41) Multi-Family Note Agreement among Plantation Colony
                        Business Trust and Washington Capital DUS, Inc., dated June 22, 1994. [Exhibit 10.33 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.42) Financing Agreement by and among Florida Housing Finance
                        Agency, Washington Capital DUS, Inc., and Plantation Colony Business Trust, date as of September 1, 1994. [Exhibit 10.34 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

          Park Colony
          -----------

                (10.43) Assumption Agreement and consent to sale of project dated July 13, 1994 between Florida Housing Finance Agency and SunBank, National Association and BRI Park Colony, Inc. [Exhibit 10.35 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.44) Multi-Family Mortgage, Assignment of Rents and Security
                        Agreement among Hollywood Associates and Florida Housing Finance Agency, dated December 1, 1985. [Exhibit 10.36 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10660)].*

                (10.45) Loan Agreement between Florida Housing Finance Agency and BRI Park Colony - Woodland Limited Partnership dated April 1, 1995. [Exhibit 10.40 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1- 10660)].*

                (10.46) Reimbursement Agreement among BRI Park Colony - Woodland
                        Limited Partnership and Mellon Bank, N.A., dated April 1, 1995. [Exhibit 10.41 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

                (10.47) First Amendment to Reimbursement Agreement among Park
                        Colony - Woodland Limited Partnership and Mellon Bank, N.A., dated November 1, 1995. [Exhibit 10.42 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

                (10.48) First Supplemental to Loan Agreement between Florida
                        Housing Finance Agency and BRI Park Colony - Woodland Limited Partnership dated October 1, 1995. [Exhibit
                        10.43 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

          Kings Crossing
          --------------

                (10.49) Promissory Note Agreement among BRI Texas Apartments
                        Limited Partnership and Life Insurance Company of Georgia, dated May 9, 1995. [Exhibit 10.44 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1- 10660)].*

                (10.50) Deed of Trust and Security Agreement among BRI Texas
                        Apartments Limited Partnership and Life Insurance Company of Georgia, dated May 9, 1995. [Exhibit 10.45 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

                (10.51) Assignment of Leases and Rents among BRI Texas
                        Apartments Limited Partnership and Life Insurance Company of Georgia, dated May 9, 1995. [Exhibit 10.46 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

         Kingwood Lakes
         --------------

                (10.52) Promissory Note Agreement among BRI Texas Apartments
                        Limited Partnership and Security Life of Denver Insurance Company, dated May 9, 1995. [Exhibit 10.47 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

                (10.53) Deed of Trust and Security Agreement among BRI Texas
                        Apartments Limited Partnership and Security Life of Denver Insurance Company, dated May 9, 1995. [Exhibit
                        10.48 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

                (10.54) Assignment of Leases and Rents among BRI Texas
                        Apartments and Security Life of Denver Insurance Company, dated May 9, 1995. [Exhibit 10.49 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

         Other Debt
         ----------

                (10.55) Master Repurchase Agreement; Annex I: Supplemental Terms
                        and Conditions; and Annex II: Names and Addresses; dated January 9, 1992 between the Company, a Delaware corporation and The First Boston Corporation. [Exhibit
                        10.7 to Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-10660)].*

                (10.56) Interest Rate Swap Master Agreement among BRI OP Limited
                        Partnership and The First National Bank of Boston, dated October 31, 1995. [Exhibit 10.51 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

                (10.57) Schedule to the Interest Rate Swap Master Agreement
                        among BRI OP Limited Partnership and The First National Bank of Boston, dated October 31, 1995. [Exhibit 10.52 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

         *  Incorporated by reference.
         +  Filed herein.

      (c) Reports on Form 8-K

          (a)  Exhibits

                10.1 Contribution Agreement by and between Turtle Creek Associates Limited Partnership and BRI OP Limited Partnership, dated April 8, 1996. [Exhibit 10.1 to Company's Report on Form 8-K/A dated July 29, 1996 (File No. 1- 10660)].*

                10.2 BRI The Point Agreement of Limited Partnership by and between BRI Texas Apartments Limited Partnership and BRI OP Limited Partnership. [Exhibit 10.2 to Company's Report on Form 8-K/A dated July 29, 1996 (File No. 1-10660)].*

                10.3 First Amendment to BRI The Point Limited Partnership Agreement by and between BRI Texas Apartments Limited Partnership and BRI OP Limited Partnership, dated March 15, 1996. [Exhibit 10.3 to Company's Report on Form 8-K/A dated July 29, 1996 (File No. 1-10660)].*

                10.4 Certificate of Limited Partnership of BRI The Point Limited Partnership dated October 20, 1995. [Exhibit
                        10.4 to Company's Report on Form 8-K/A dated July 29, 1996 (File No. 1-10660)].*

                10.5 Agreement of Release, Assumption of Deed of Trust Note, Deed of Trust and Regulatory Agreement by and among Turtle Creek Associates Limited Partnership, BRI The Point Limited Partnership and Berkshire Mortgage Finance Corporation, dated March 20, 1996. [Exhibit 10.5 to Company's Report on Form 8-K/A dated July 29, 1996 (File No. 1-10660)].*

                10.6 Deed of Trust by and between Turtle Creek Associates Limited Partnership and Berkshire Mortgage Finance Corporation, dated March 14, 1994. [Exhibit 10.6 to Company's Report on Form 8-K/A dated July 29, 1996 (File No. 1-10660)].*

                10.7 Deed of Trust Note by and between Turtle Creek Associates Limited Partnership and Berkshire Mortgage Finance Corporation, dated March 14, 1994. [Exhibit 10.7 to Company's Report on Form 8-K/A dated July 29, 1996 (File No. 1-10660)].*

      (b) Reports on Form 8-K
          -------------------

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

                                BERKSHIRE REALTY COMPANY, INC.



                                By:    /s/Douglas Krupp
                                       -------------------------------------
                                       Douglas Krupp, Chairman of the Board
                                       and Director of Berkshire Realty
                                       Company, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of March, 1997.

Signatures                        Title(s)
----------                        --------




/s/ Laurence Gerber               Chief Executive Officer and Director of
-------------------------         Berkshire Realty Company, Inc.
Laurence Gerber


/s/ David Marshall                President of Berkshire Realty Company, Inc.
-------------------------
David Marshall



/s/ Marianne Pritchard            Senior Vice President and Chief Financial
-------------------------         Officer of Berkshire Realty Company, Inc.
Marianne Pritchard



/s/ J. Paul Finnegan              Director of Berkshire Realty Company, Inc.
-------------------------
J. Paul Finnegan



/s/ Charles N. Goldberg           Director of Berkshire Realty Company, Inc.
-------------------------
Charles N. Goldberg



/s/ E. Robert Roskind             Director of Berkshire Realty Company, Inc.
-------------------------
E. Robert Roskind



/s/ David M. deWilde              Director of Berkshire Realty Company, Inc.
-------------------------
David M. deWilde

                                   SIGNATURES


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

Signatures                        Title(s)




                                  Chief Executive Officer and Director of
-------------------------         Berkshire Realty Company, Inc.
Laurence Gerber


                                  President of Berkshire Realty Company, Inc.
-------------------------
David Marshall


                                  Senior Vice President and Chief Financial
-------------------------         Officer of Berkshire Realty Company, Inc.
Marianne Pritchard


                                  Director of Berkshire Realty Company, Inc.
-------------------------
J. Paul Finnegan


                                  Director of Berkshire Realty Company, Inc.
-------------------------
Charles N. Goldberg


                                  Director of Berkshire Realty Company, Inc.
-------------------------
E. Robert Roskind


                                  Director of Berkshire Realty Company, Inc.
-------------------------
David M. deWilde

                                   APPENDIX A

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                            ------------------------





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


                            ------------------------


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

Separate Financial Statements - Brookwood Village Joint Venture     F-43 - F-56


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



                                    COOPERS & LYBRAND L.L.P.


Boston,  Massachusetts
February 13, 1997, except
for Note Q, for which the
date is February 28, 1997

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                 --------------

                    ASSETS
                                                               1996           1995
                                                            ------------  ------------
Real estate assets: (Note D)
     Multifamily apartment complexes, net of
         accumulated depreciation                           $430,936,889  $324,752,425
     Retail center, net of accumulated depreciation           11,064,630    59,708,271
     Investments in unconsolidated joint ventures
         (Note E)                                             36,036,723    41,689,843
     Mortgage loans and other loans receivable,
        net of purchase discounts (Note F)                     4,094,241    19,964,524
     Land and construction-in-progress                         4,035,820     2,880,668
     Land held for future development                          2,331,988       863,456
     Property held for sale, net of valuation
         reserve (Note D)                                     30,556,482         -
                                                            ------------  -------------
         Total real estate assets                            519,056,773   449,859,187

Cash and cash equivalents                                      7,015,953    11,142,710
Mortgage-backed securities, net ("MBS") (Note G)               9,232,956    11,576,326
Escrows                                                       11,096,213     3,872,826
Deferred charges and other assets                             10,940,879    10,517,138
Workforce and other intangible assets,
   net of amortization (Note C)                               12,327,039         -
                                                            ------------  ------------
              Total assets                                  $569,669,813  $486,968,187
                                                            ------------  ------------

      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Credit agreements (Note H)                               $136,060,000  $ 95,140,000
   Mortgage notes payable (Note I)                           149,805,607   105,200,620
   Repurchase agreements (Note J)                              9,300,000    10,950,000
   Tenant security deposits and prepaid rents                  2,443,716     2,043,792
   Accrued real estate taxes, insurance,
   other liabilities and accounts payable                     11,797,967     7,845,744
                                                            ------------  ------------

                  Total liabilities                          309,407,290   221,180,156
                                                            ------------  ------------

Minority interest in operating
 partnership (Notes A, C, D and K)                            36,608,607     5,000,414

Commitments and Contingencies (Notes D and P)                     -             -

Shareholders' equity:
     Preferred stock, $0.01 par value; 60,000,000
              shares authorized, none issued                      -             -
     Common stock ("Shares"), $0.01 par value;
              140,000,000 Shares authorized and
              25,899,866 and 25,899,449 Shares issued,
              respectively                                       258,998       258,994
     Additional paid-in capital                              239,446,270   262,271,698
     Retained earnings (deficit)                             (14,308,277)       -
     Less common stock in treasury at cost
              (506,497 Shares)                                (1,743,075)   (1,743,075)
                                                            ------------  ------------

              Total shareholders' equity                     223,653,916   260,787,617
                                                            ------------  ------------

              Total liabilities and shareholders' equity    $569,669,813  $486,968,187
                                                            ------------  -----------


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                ---------------


                                                 1996           1995             1994
                                            ------------    ------------     -----------
Revenue:
  Rental                                    $ 89,450,647     $70,068,230     $63,221,799
  Interest from mortgage
    loans (Note F)                             1,647,356       2,010,110       3,423,887
  Interest income from MBS                       942,191       1,154,336       1,433,599
  Other interest income                          961,472       1,208,743         391,043
                                            ------------      ----------     -----------

        Total revenue                         93,001,666      74,441,419      68,470,328
                                            ------------     -----------     -----------

Expenses:
  Property operating (Note L)                 22,727,069      17,989,860      16,729,088
  Repairs and maintenance                      6,647,344       4,920,685       5,626,176
  Real estate taxes                            8,653,898       7,015,706       6,400,764
  Property management fees to an
    affiliate   (Note L)                       4,324,843       3,421,107       3,069,506
  Depreciation and amortization               29,050,960      21,983,582      19,506,878
  Amortization of workforce acquired           1,120,640           -               -
  Provision for losses on real
    estate investments                         7,500,000           -               -
  General and administrative
  (Notes C and L)                              3,632,078       1,083,948       1,812,844
  Interest (Notes H, I and J)                 20,500,533      15,618,224      10,793,915
  State and corporate franchise
        taxes                                    367,563          11,993           -
  Professional fees                              254,000         259,891         230,711
  Non-recurring charges (Note N)                 441,783       1,727,768       2,554,796
  Asset management fees to an
    affiliate (Note C)                           392,636       1,565,546       1,235,169
                                            ------------     -----------     -----------

        Total expenses                       105,613,347      75,598,310      67,959,847
                                            ------------     -----------     -----------

Income (loss) from operations                (12,611,681)     (1,156,891)        510,481

  Minority interest                            1,136,586          69,859           -

  Joint venture net income (loss),
    net of minority interest(Note E)          (2,736,912)      1,387,467       1,178,272
                                            -------------    -----------     -----------

  Income (loss) before gains on
  sales and extraordinary items              (14,212,007)        300,435       1,688,753

  Gains on payoff of mortgage loans,
    net of minority interest                       -           1,158,749           -

  Gains on sales of properties,
    net of minority interest                      53,002      14,227,784       4,068,526
                                            ------------     -----------     -----------

  Income (loss) before
    extraordinary items                      (14,159,005)     15,686,968       5,757,279




                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                 1996           1995             1994
                                            ------------    ------------     -----------

  Extraordinary items, net of
    minority interest (Note D)                  (149,272)       (900,926)         -
                                            ------------     -----------     ----------

Net income (loss)                           $(14,308,277)    $14,786,042     $5,757,279
                                            ============     ===========     ==========

Per share:

  Income (loss) before
    extraordinary item                      $       (.56)    $       .62     $      .23
                                            ============     ===========     ==========

  Net income (loss)                         $       (.56)    $       .58     $      .23
                                            ============     ===========     ==========

  Weighted average Shares                     25,393,147      25,392,621     25,391,478
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

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY For the Years
                     Ended December 31, 1996, 1995 and 1994



                                   Common Stock at Par            Additional          Retained         Treasury
                                   No. of                          Paid-in            Earnings           Stock
                                   Shares         Amount           Capital            (Deficit)         at Cost            Total
                                   ------         ------           -------            ---------         -------            -----
Balance at
    December 31, 1993          25,391,426        $258,979       $284,511,143        $      -         $(1,743,075)      $283,027,047

Net income                                           -                  -             5,757,279             -             5,757,279

Stock warrants (Note T)                              -             1,638,000               -                -             1,638,000

Proceeds from the
    exercise of stock
    warrants (Note T)                 503               5              5,402               -                -                 5,407

Dividends                                            -           (16,079,438)        (5,757,279)            -           (21,836,717)
                               ----------        --------       -------------       -----------      -----------       ------------

Balance at
    December 31, 1994          25,391,929         258,984        270,075,107               -          (1,743,075)       268,591,016

Net income                                           -                  -            14,786,042             -            14,786,042

Proceeds from the
    exercise of stock
    warrants (Note T)               1,023              10             10,087               -                -                10,097

Dividend                                             -            (7,813,496)       (14,786,042)            -           (22,599,538)
                               ----------        --------       ------------        -----------      -----------       ------------

Balance at
    December 31, 1995          25,392,952         258,994        262,271,698               -          (1,743,075)       260,787,617

Net loss                                             -                  -           (14,308,277)            -           (14,308,277)

Proceeds from the
    exercise of stock
    warrants (Note T)                 417               4              5,880               -                -                 5,884

Stock options grants
    (Note M)                                         -                22,584               -                -                22,584

Dividends                                                        (22,853,892)                                           (22,853,892)
                               ----------        --------       ------------        ------------     -----------       ------------

Balance at
    December 31, 1996          25,393,369        $258,998       $239,446,270        $(14,308,277)    $(1,743,075)      $223,653,916
                               ==========        ========       ============        ============     ===========       ============












                     The accompanying Notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994


                                                     1996           1995          1994
                                                 ------------    -----------   ------------
Operating activities:
     Net income(loss)                            $(14,308,277)   $14,786,042   $  5,757,279
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
           Depreciation                            29,050,960     21,983,582     19,506,878
           Amortization of workforce acquired       1,120,640           -              -
           Provision for losses on real
                 estate investments                 7,500,000           -              -
           Joint venture net (income) loss          2,736,912     (1,378,467)    (1,178,272)
           Distributions received from
                 joint ventures                          -         1,378,467      1,178,272
           Non-employee stock option plan              22,584           -              -
           Issuance of stock warrants                    -              -         1,638,000
           Gains on sales of investments              (53,002)   (15,386,533)    (4,068,526)
           Minority interest in operations
            of   operating partnership             (1,136,586)       (69,859)          -
           Discount amortization                     (511,976)      (535,401)    (1,467,737)
           Costs associated with the
                 refinancing of debt                     -           249,977           -
           Write-off of deferred financing
                 costs                                149,272        650,949           -
           Amortization of deferred
                 financing costs                    1,052,283      1,446,242      1,096,969
           Decrease (increase) in operating
                 escrows and other assets          (2,470,167)     2,550,889       (879,332)
           Increase (decrease) in accrued
                 real estate taxes, insurance
                 and other liabilities              3,952,223       (298,263)     1,258,692
           Increase (decrease) in tenant
                 security deposits prepaid
                 rents and escrows held               399,924       (348,768)      (410,723)
                                                 ------------    -----------   ------------
                     Net cash provided by
                          operating activities     27,504,790     25,028,857     22,431,500
                                                 ------------    -----------   ------------


Investing activities:
     Costs to acquire properties                  (37,894,563)   (48,905,137)   (59,694,010)
     Land and construction-in-progress            (13,512,645)   (18,618,220)   ( 5,400,697)
     Rehabilitation and non-recurring
        capital expenditures                      (15,900,996)   ( 8,389,316)   ( 7,893,337)
     Recurring capital expenditures                (4,397,131)   ( 3,166,208)   ( 2,159,437)
     Proceeds from sales of properties             19,580,079     61,020,687     19,158,879
     Distributions received from joint
        ventures in excess of earnings              2,644,533      1,511,477      1,304,389
     Acquisition of mortgage loans                       -       (28,083,544)          -
     Proceeds from the payoff of
        mortgage loans                             15,324,802     17,296,112           -
     Principal collections on MBS                   2,360,929      1,761,562      7,159,930
     Principal collections on mortgage
        loans                                       1,039,898        473,976        163,002
     Initial funding of escrows                    (5,189,961)        49,758     (6,422,280)
     Cost to acquire workforce and
        other intangible assets                      (447,679)          -              -
                                                 ------------    -----------   ------------
                 Net cash used for
                     investing activities         (36,392,734)   (25,048,853)   (53,783,561)
                                                 ------------    -----------   ------------


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
              For the Years Ended December 31, 1996, 1995 and 1994


                                                     1996           1995          1994
                                                 ------------    -----------   ------------
Financing activities:
     Payment of financing costs                    (1,222,170)     (3,044,443)   (3,612,952)
     Proceeds from repurchase agreement                  -            350,000          -
     Payment on repurchase agreement               (1,650,000)     (1,200,000)   (8,300,000)
     Proceeds from credit agreement                48,970,000      67,140,000    36,000,000
     Repayment of credit agreement                 (8,050,000)    (51,000,000)  (56,700,000)
     Proceeds from mortgage notes
       payable                                           -         17,800,000    88,689,919
     Costs associated with the
        refinancing of debt                              -           (253,500)         -
     Principal payments on mortgage notes
        payable                                    (8,591,947)     (6,296,501)     (410,533)
     Proceeds from the exercise of stock
        warrants                                        5,884          10,097         5,407
     Dividends                                    (22,853,892)    (22,599,538)  (21,836,717)
     Distribution to minority interest             (1,846,688)       (240,739)        -
     Contribution from minority interest                 -              5,000         -
             Net cash provided by
                  financing activities              4,761,187         670,376    33,835,124
                                                  -----------     -----------   -----------

Net (decrease) increase in cash and
  cash equivalents                                 (4,126,757)        650,380     2,483,063

Cash and cash equivalents, beginning
  of year                                          11,142,710      10,492,330     8,009,267
                                                 ------------     -----------   -----------

Cash and cash equivalents, end of
  year                                           $  7,015,953     $11,142,710   $10,492,330
                                                 ============     ===========   ===========


Supplemental cash flow disclosure:
     Cash paid for interest during
       year                                      $ 20,143,571     $16,274,850   $11,085,742
                                                 ============     ===========   ===========

     Interest capitalized during year            $    514,258     $   658,480   $   380,928
                                                 ============     ===========   ===========

Supplemental disclosure of non-cash financing
 and investing activities:
     Property contributed by minority
        interests                                $ 90,895,512     $10,500,000         -
     Cash to minority contributors                (21,381,175)           -            -
     Debt assumed from minority
        contributors                              (47,641,639)     (5,417,735)        -
                                                 ------------     -----------   -----------

        Increase in minority interest            $ 21,872,698      $5,082,265         -
                                                 ============     ===========   ===========

     Debt assumed in conjunction with
        property acquisition                     $  5,555,295            -            -
                                                 ============     ===========   ===========

     Units issued related to acquisition
        of workforce and other
        intangible assets                        $ 13,000,000           -            -
                                                 ============     ===========   ===========

     Reclassification of construction
       in progress to multifamily
       apartment complexes                       $ 10,888,961     $22,003,156        -
                                                 ============     ===========   ===========


                     The accompanying Notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -----------------

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

     The Company was restructured to an umbrella partnership real estate investment trust ("UPREIT") on May 1, 1995, when the Company's assets, subject to liabilities, were transferred to a newly formed subsidiary ("Operating Partnership") of which the Company is the general partner. Upon transfer of its net assets, the Company was issued 25,392,452 units of the Operating Partnership ("Units") which was equal to the number of Shares outstanding on May 1, 1995.

     To permit the organization of the Operating Partnership, on May 1, 1995, an affiliate of Berkshire Realty Advisors, the Company's former Advisor, contributed $5,000 and River Oaks Apartments subject to mortgage debt of $5.4 million at a valuation of $10,500,000. The seller received 534,975 Units for its interest ("Minority Interest") in the Operating Partnership in exchange for the property. Under the agreement, the Company may not sell the River Oaks Apartments for a period of three years following the closing date. The contribution was accounted for using the purchase method. River Oaks is a 17-story, 136-unit, multifamily apartment complex located in the exclusive River Oaks area of Houston, Texas.

     On March 1, 1996, the Company became self-administered when it acquired the assembled workforce and other assets of Berkshire Companies Limited Partnership (BCLP). BCLP had been retained since the inception of the Company to provide advisory services with respect to investments and other matters. In exchange for the assets acquired, BCLP received 1.3 million Units of the Operating Partnership and, if certain Share price benchmarks are achieved during a six-year period, BCLP may receive up to $7.2 million of additional Units (See Note C to the Consolidated Financial Statements "The Advisor Transaction").

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

     Property management services were performed by an affiliate of certain directors and officers of the Company until February 28, 1997 when the Company acquired the established workforce and other assets of the affiliated company for 1.7 million Operating Partnership Units. The transaction was valued at $17.6 million (based on a $10.375 share price) which will be recorded on the balance sheet of the Company in the first quarter of 1997 as third-party property management contracts and the acquisition of a workforce and other intangible assets.

     The property manager currently manages 57 multifamily apartment communities, including the Company's 35 assets. The Company has acquired the management contracts for the remaining 22 multifamily communities and

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                               -----------------


A.   Organization - Continued
     ------------

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




                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                               -----------------


B.   Significant Accounting Policies - Continued
     -------------------------------

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

     Escrows
     -------

     Escrows include amounts established pursuant to certain debt agreements for real estate tax, insurance and capital improvements.

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

     Depreciation is computed by using the straight-line method over the estimated useful lives of the related assets as follows:

            Buildings                                 25 years
            Building improvements                     5 to 25 years
            Appliances, carpeting and equipment       3 to 8 years

     Impairment of Long-Lived Assets
     -------------------------------

     Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value. (See Note D).

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

                               -----------------


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

     MBS
     ---

     MBS are held for long-term investment and therefore are carried at amortized cost. Premiums or discounts are amortized over the life of the underlying securities using the effective yield method. The Company has the intention and ability to hold these to maturity.

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

     Interest Rate Swap Agreement
     ----------------------------

     Swap receipts and payments under interest rate swap agreements designated as a hedge are recognized as adjustments to interest expense when earned and are reflected as operating activities in the Consolidated Statement of Cash Flows. Settlement payments or receipts on terminated interest rate swap agreements are deferred and amortized over the remaining original

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                               -----------------

B.   Significant Accounting Policies - Continued
     -------------------------------

     Interest Rate Swap Agreement
     ----------------------------

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

C.   The Advisor Transaction
     -----------------------

     On February 28, 1996, the Board of Directors, acting on the recommendation of a Special Committee comprised of the Independent Directors, approved the acquisition, via contribution, of the existing workforce and other assets of BCLP in exchange for 1.3 million Units of the Operating Partnership.

     The Board's actions were initiated to maximize shareholder value and to align the organization of the Company to be consistent with the structure preferred by institutional investors, rating agencies and market analysts.

     The Special Committee retained the services of an investment banking firm and an independent law firm to identify and evaluate the options available to the Company to achieve its goal. The process included, among other things, a review of the existing contractual arrangements with BCLP, identification of the employees, office space, computer systems and software, policies and procedures and other business documentation required. The Board concluded that the most beneficial method of achieving the strategic objective was to seek the acquisition of BCLP's workforce and related assets. The decision was predicated on the determination that such acquisition (rather than the assembling of a similar workforce and organization) would provide the best results to the Company in terms of immediate efficiency of operations and improved cash flows.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                               -----------------

     -----------------------

     In establishing the consideration to be paid, the Board reviewed comparable transactions and, after deliberation, the Board approved the acquisition of the assets of BCLP in exchange for 1.3 million Units or a value of $13 million. The total acquisition price, including professional fees and expenses, has been recorded on the Company's balance sheet as intangible assets associated with the workforce acquired and is being amortized on a straight-line method over a 10-year period.

     The value of the assets acquired was determined by evaluating the future cash flows attributable to the immediate operating efficiencies obtained through the acquisition of a cohesive assembled workforce. Accordingly, the value of the transaction was allocated to the workforce acquired and other intangible assets.

     Additional Units, up to a total of $7.2 million, may be issued to BCLP during a six-year period if certain share price benchmarks are achieved. The benchmarks will be satisfied if the share price of the Company's common stock is equal to or greater than the benchmark for any fifteen days during any twenty consecutive trading days. There are six share price benchmarks beginning at $11.00 and increasing by $1.00 each up to a maximum of $16.00. Upon satisfaction of each benchmark, BCLP will receive Units equal to $1.2 million. If issued, the value of any additional Units will be recorded as an expense in the period the Units are issued. As of December 31, 1996, no additional Units have been issued.

     The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a "self-administered" REIT. The Company began incurring general and administrative expenses for its acquired management staff including salaries, benefits, and other overhead expenses. The Company has outsourced with affiliated companies of certain directors and officers for certain administrative services such as shareholder communications, computer systems and support and legal services. Property management services were performed by Berkshire Property Management, an affiliated company of certain directors and officers. (See Note L).

D.   Multifamily and Retail Property
     -------------------------------

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

     The following summarizes the carrying value of the Company's multifamily apartment complexes and retail centers, excluding joint ventures (in thousands):

                                                              December 31,
                                                      ------------------------
                                                         1996            1995
                                                      ---------      --------

        Land                                           $ 76,525      $ 67,976
        Buildings and improvements                      419,932       337,790
        Appliances, carpeting and equipment              82,971        56,336
                                                       --------       --------

          Total multi-family and retail property        579,428        462,102
          Accumulated depreciation                     (106,870)       (77,641)
                                                       --------       --------
                                                       $472,558       $384,461


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                               -----------------


D.   Multifamily and Retail Property - Continued
     -------------------------------

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

     Information on the eight apartment communities acquired in 1996 is as follows:

                                                                       Number of
                   Name                         Location                 Units
                   ----                         --------                 -----
      Golf Side Apartments          Haltom City (Fort Worth), Texas       402
      Benchmark Apartments          Irving, Texas                         250
      Pleasant Wood Apartments      Dallas, Texas                         208
      Providence Apartments         Dallas, Texas                         244
      Prescott Place Apartments     Mesquite (Dallas), Texas              318
      Hunters Glen Apartments       Plano (Dallas), Texas                 276
      Berkshire Towers Apartments   Silver Spring (D.C.), Maryland      1,119
      Prescott Place II Apartments  Mesquite(Dallas),Texas                336
                                                                        -----
                                                                        3,153
                                                                        ======

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                               -----------------


D.   Multifamily and Retail Property - Continued
     -------------------------------

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

     Impairment of Long-Lived Assets
     -------------------------------

     Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value.


                                   Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                               -----------------


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


                               -----------------


E.   Investments in Unconsolidated Joint Ventures
     --------------------------------------------

     Condensed combined financial statements for the Joint Ventures are as follows:

                      CONDENSED COMBINED BALANCE SHEETS
                         DECEMBER 31, 1996 AND 1995


                     ASSETS
                     ------
                                                        1996            1995
                                                   ------------    ------------

     Property at cost                              $110,058,875   $108,888,115
     Less accumulated depreciation                  (40,173,598)   (27,248,453)
                                                   ------------   ------------

                                                     69,885,277     81,639,662
     Other assets                                     2,774,699      2,034,197
                                                   ------------   ------------

       Total assets                                $ 72,659,976   $ 83,673,859
                                                   ============   ============


           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------

     Liabilities                                   $    558,639   $    267,707
                                                   ------------   ------------

     Partners' equity:
       The Company                                   36,036,723     41,689,843
       Joint venture partner                         36,064,614     41,716,309
                                                   ------------    -----------

       Total partners' equity                        72,101,337     83,406,152
                                                   ------------    -----------

       Total liabilities and partners' equity      $ 72,659,976    $83,673,859
                                                   ============    ===========


                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          1996          1995           1994
                                      -----------    -----------    -----------

     Revenues                         $13,118,356    $12,873,159    $12,150,491
     Property operating expenses       (6,214,033)    (5,912,347)    (5,888,029)
     Depreciation                      (3,925,146)    (4,150,399)    (3,908,620)
     Provision for loss                (9,000,000)          -              -
                                      -----------    -----------    -----------

     Net income/(loss)                $(6,020,823)   $ 2,810,413    $ 2,353,842
                                      ===========    ===========    ===========

     Allocation of net income (loss):
             The Company              $(3,008,587)   $  1,407,025   $ 1,178,272
             Joint venture partner     (3,012,236)      1,403,388     1,175,570
                                      ------------    -----------   -----------

                                      $(6,020,823)   $  2,810,413   $ 2,353,842
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

     In May 1996, a mortgage loan receivable was paid off for $7,016,547 which was the principal balance as of the payoff date. The loan was collateralized by a 185-unit apartment complex in Miami, Florida. In addition, in November 1996, a separate mortgage loan receivable was paid off for $8,308,255 which was the principal balance as of the payoff date. The loan was collateralized by a 212- unit apartment complex in Miami, Florida.

G.   MBS
     ---

     At December 31, 1996, the Company's MBS portfolio had an approximate market value of $9,849,000 with unrealized gains of $616,000. The market value of the MBS portfolio at December 31, 1995 was approximately $12,372,000 with unrealized gains of $796,000. At December 31, 1996 and 1995, the MBS portfolio's cost basis was $9,232,956 and $11,576,326 with a face value of $9,294,121 and $11,655,051, respectively. The portfolio consists of Federal Home Loan Mortgage Corporation securities with coupon rates ranging from 8.0% to 9.75% per annum maturing in the years 2008 through 2021 and a Federal National Mortgage Association security with coupon rate of 9% per annum maturing in 2024. The Company has the intention and ability to hold these to maturity.

H.   Credit Agreements
     ------------------

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

     As of December 31, 1996, the Company has pledged fourteen apartment communities as collateral under the Facility. At that time, $92,310,000 was advanced on the available collateral. Future advances under the commitment are dependent on the delivery of additional collateral. The borrowings under the Credit Facility at December 31, 1996 were as follows:

                                   Contract    Contract
                                     Start       End     Interest
     Borrowings                      Date        Date      Rate       Amount
     ----------                      ----        ----      ----       ------
     Credit Facility - Fixed       11/22/95   11/20/05    6.997%   $50,000,000
     Credit Facility - Fixed       09/20/96   09/20/03    7.54%     13,345,000
     Credit Facility - Revolver    12/03/96   03/03/97    5.976%    28,965,000
                                                                   -----------
                                                                   $92,310,000
                                                                   ============

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
                                                             -----------
                                                             $43,750,000
                                                             ===========

     * On January 28, 1997, the Company paid down these contracts by $8,250,000 and repriced the new contracts at the then current interest rate of 7.3125%.

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

     The following summarizes the Company's Credit Facility and Credit Agreement at December 31, 1996 and 1995.

                                               As of December 31,
                            ---------------------------------------------------
                                        1996                       1995
                            -------------------------  ------------------------
                            Outstanding   Commitment   Outstanding   Commitment
                            -----------   ----------   ----------- ------------
     Credit Agreement       $ 43,750,000 $ 49,450,000  $37,000,000 $ 48,000,000
     Master Credit Facility   92,310,000   92,310,000   58,140,000   58,140,000
                            ------------ ------------  ----------- ------------
                            $136,060,000 $141,760,000  $95,140,000 $106,140,000
                            ------------ ------------  ----------- ------------

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

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



I.   Mortgage Notes Payable
     ----------------------

     The following table sets forth certain information regarding the mortgage notes payable at December 31, 1996:

                                                                                                    Principal
      Apartment                                                    Interest       Maturity           Balance
      Communities                   Location                         Rate           Date         As of 12/31/96
      -----------                   --------                         ----           ----         --------------
      Conventional Fixed Rate

      Altamonte                     Altamonte Springs, FL            8.34%         4/1/2001       $  4,077,409
      Huntington Chase              Norcross, GA                     8.34%         4/1/2001          8,145,258
      Newport                       Tampa, FL                        8.34%         4/1/2001          3,698,115
      Timbers                       Charlotte, NC                    8.34%         4/1/2001          6,542,818
      Avalon                        Atlanta, GA                      8.45%         6/1/2001          5,507,837
      East Lake                     Charlotte, NC                    8.45%         6/1/2001          2,898,861
      Southpointe                   Massapequa, NY                   8.45%         6/1/2001          5,121,322
      Huntington Downs              Greenville, SC                   8.45%         7/1/2001          8,968,660
      Lakes of Jacaranda            Plantation, FL                   8.45%         7/1/2001          8,010,842
      Kings Crossing                Kingwood, TX                     8.45%         7/1/2005          8,919,943
      Kingwood Lakes                Kingwood, TX                     8.45%         7/1/2005          8,527,858
      Golf Side                     Fort Worth, TX                   7.695%       11/1/2005          5,739,577
      Hunter's Glen                 Plano, TX                        9.000%        3/1/2000          5,529,629
      Berkshire Towers              Silver Spring, MD                7.625%        4/1/2029         35,370,790
                                                                                                  ------------
                                                                                                  $117,058,919
      Tax Exempt

      Prescott Place II             Dallas, TX                       5.775%       12/5/2003       $  6,313,480
      Plantation Colony             Plantation, FL                   7.13%         9/1/2004          9,533,208
      Park Colony and               Hollywood, FL
      Woodland Meadows              Tamarac, FL                      6.41%         4/1/2002         16,900,000
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



J.   Master Repurchase Agreement - Continued
     ---------------------------

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

                               -----------------


M.   Benefit Plans
     --------------

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

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro-forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, compensation expense was only recognized for 24,000 options issued to a consultant of the Company, which had a fair value of approximately $22,000. Had compensation cost for the Plan been determined based on the fair value of all the options calculated in accordance with SFAS 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced to the pro-forma amounts indicated below:

                                          Net Income         Earnings Per Share
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

                               -----------------

M.   Benefit Plans, Continued
     -------------

     The following table summarizes information about options outstanding at December 31, 1996:

                                  Options Outstanding
                                  -------------------
                                    Weighted Average

                                         Remaining
          Range of            Number     Contractual      Weighted Average
      Exercise Prices      Outstanding      Life           Exercise Price
      ---------------      -----------   ----------        --------------
         $9.75-$10.25        623,964      9.4 years             $9.90


                                 Options Exercisable
                                 -------------------
                           Number            Weighted Average
                        Exercisable           Exercise Price
                        -----------           --------------
                           567,964                $9.86


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


                               ------------------

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

O.   Dividends to Shareholders
     --------------------------


     For federal income tax purposes, the following summarizes the tax components of dividends paid in 1996, 1995 and 1994:

                                                   Year Ended December 31,
                                               --------------------------------
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


                               ------------------


Q.   Subsequent Events - Continued
     -----------------

     Acquisition of the Management Company
     -------------------------------------

     On February 13, 1997, a Special Committee of the Board of Directors comprised of the Independent Directors, approved the acquisition of the third-party management contracts, workforce and other assets of an affiliate which provided multifamily property management services to the Company. The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Operating Partnership Units or approximately $17.6 million in consideration as of the pricing date.

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

     The value of the Operating Partnership Units issued will be recorded on the balance sheet and reflected as third-party property management contracts and the acquisition of a workforce. These recorded amounts will be amortized over the expected periods to be benefitted.

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

     Mortgage loans and other loans receivable
     -----------------------------------------

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

     Credit agreements
     -----------------

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


                               ------------------

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

S.   Pro-Forma Results (Unaudited):
     -----------------------------

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

                             ----------------------


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












                                   Continued

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

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996

                                                           Gross Amounts Carried at End of Year
                                                           ------------------------------------
                                                                         Buildings
                                                                            and
         Description                                 Land              Improvements           Total
         -----------                                 ----              ------------           -----
  Residential
  -----------

  East Lake Village
  Charlotte, North Carolina                      $    531,629          $ 7,059,772         $ 7,591,401

  Golfside
  Haltom City, Texas                                1,444,530            7,642,908           9,087,438

  Highland Ridge
  Nashville, Tennessee                                720,695            7,583,859           8,304,554

  Howell Commons
  Greenville, South Carolina                        1,050,352           10,374,977          11,425,329

  Hunters Glen
  Plano, Texas                                      1,012,130            9,639,378          10,651,508

  Huntington Chase
  Norcross, Georgia                                 1,423,792           19,281,861          20,705,653

  Huntington Downs
  Greenville, South Carolina                          791,173           19,505,833          20,297,006

  Indigo on Forest
  Dallas, Texas                                    10,951,649           31,550,559          42,502,208

  Kings Crossing
  Houston, Texas                                    3,614,838           10,541,520          14,156,358

  Kingwood Lake
  Houston, Texas                                    3,106,935           10,863,302          13,970,237

  Lakes of Jacaranda
  Plantation, Florida                               3,060,000           18,657,155          21,717,155

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


  Developments in progress and
  land held for investment or further developments:

  Berkshires at Brookfield
   Development
  Mauldin, South Carolina                        $   149,680                 -               $ 1,421,344

  Berkshires at Crooked Creek
  Durham, North Carolina                           1,261,970                 -                 1,202,633

  Garlington Road
  Greenville, South Carolina                       1,193,883                 -                   274,843

  Indigo Land
  Dallas, Texas                                      863,455                 -                         0
                                                 -----------           ------------          -----------

      Total Land                                 $ 3,468,988           $     -               $ 2,898,820
                                                 -----------           ------------          -----------

      Grand Total - All Real Estate              $79,993,646           $450,991,547          $54,810,123
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


  Developments in progress and
  land held for investment or further developments:

  Berkshires at Brookfield
   Development
  Mauldin, South Carolina                        $   149,680           $  1,421,344          $  1,571,024

  Berkshires at Crooked Creek
  Durham, North Carolina                           1,261,970              1,202,633             2,464,603

  Garlington Road
  Greenville, South Carolina                       1,193,883                274,843             1,468,726

  Indigo Land
  Dallas, Texas                                      863,455                      0               863,455
                                                 -----------           ------------          ------------

      Total Land                                 $ 3,468,988           $  2,898,820          $  6,367,808
                                                 -----------           ------------          ------------

      Grand Total - All Real Estate              $79,993,646           $505,801,670          $585,795,316
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


  Developments in progress and
  land held for investment or further developments:

  Berkshires at Brookfield
   Development
  Mauldin, South Carolina                                -             N/A                11/01/95

  Berkshires at Crooked Creek
  Durham, North Carolina                                 -             N/A                08/25/95

  Garlington Land
  Greenville, South Carolina                             -             N/A                06/10/96

  Indigo Land
  Dallas, Texas                                          -             N/A                08/31/94
                                                 ------------

      Total Land                                         -
                                                 -------------
                                                 $106,869,507
                                                 ============


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





                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1996


     Reconciliation of Real Estate and Accumulated Depreciation for each of the three years ended December 31:

                                       1996               1995             1994
                                    ------------      ------------    -------------

     Real Estate

     Balance, beginning of year     $465,846,375      $448,057,874     $373,054,511

     Acquisition and improvements    146,774,969        89,578,886       96,707,447

     Sales and retirements           (26,826,028)      (71,790,385)     (21,704,084)
                                    ------------      ------------     ------------

     Balance at December 31,        $585,795,316      $465,846,375     $448,057,874
                                    ============      ============     ============


     Accumulated Depreciation


     Balance, beginning of year     $ 77,641,555      $ 80,863,231     $ 67,970,084

     Depreciation expense             29,032,162        21,976,356       19,506,878

     Provision for losses              7,500,000            -                 -

     Sales and retirements            (7,304,210)      (25,198,032)      (6,613,731)
                                    ------------       ------------    ------------

     Balance at December 31,        $106,869,507      $ 77,641,555     $ 80,863,231
                                    ============      ============     ============

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

               Summary Quarterly Financial Information (Unaudited)

     The consolidated results of operations of the Company for the quarters ended March 31, June 30, September 30 and December 31, 1996 and 1995 are as follows:

                                                 (Dollars in thousands, except per Share amounts)
                                     March 31,                  June 30,            September 30,              December 31,
                              ----------------------    ----------------------  ---------------------      --------------------
                                 1995        1996         1995        1996        1995        1996           1995          1996
                              ----------  ----------   ----------  ----------   ----------  ---------      ----------    -------

  Revenue                      $18,212     $20,429     $18,173      $22,161      $18,592     $25,334        $19,464      $25,078
                               =======     =======     =======      =======      =======     =======        =======      =======

  Income (loss) from
  Operations                      $621        $201        $693        $(497)        $442     $(8,825)(a)       $223      $(6,057)(a)

  Joint venture
  income (loss)                    414         427         389          231          358         486 (b)        246       (4,152)(b)

  Gains (losses) on
  sales of investment            5,190         -         4,147          -          5,842       1,084            424       (1,026)

  Non-recurring
  charge (a)                       -           -        (1,728)         -            -          (287)           -           (155)

  Minority interest                -            (7)        (60)          27          (90)        670             (4)         728

  Extraordinary items              -           -          (253)         -            -          (164)          (661)          -
                               -------     -------     -------      -------      -------     -------        -------      -------

  Net income (loss)            $ 5,811     $   194     $ 2,799      $  (470)     $ 6,194     $(7,522)       $   (18)     $(6,510)(b)
                               =======     =======     =======      =======      =======     =======        =======      =======

  Net income
  per weighted
  average Share                $   .23     $   .01     $   .11      $  (.02)     $   .24     $  (.30)       $   .00      $  (.25)
                               =======     =======     =======      =======      =======     =======        =======      =======

  Dividends paid
  per Share                    $  .215     $  .225     $  .225      $  .225      $  .225     $  .225        $  .225      $  .225
                               =======     =======     =======      =======      =======     =======        =======      =======

  Weighted Average Shares
  Outstanding               25,392,273  25,392,952  25,392,486   25,392,962   25,392,774   25,393,299    25,392,943   25,393,369
                            ==========  ==========  ==========   ==========   ==========   ==========     =========   ==========


(a) Items represent the costs of legal settlements, which includes the legal costs associated with such settlements. See additional information in Footnotes N and T to Consolidated Financial Statements.

(b) Consolidated results of operations include charges for the impairment in carrying value of retail assets. See additional information in Footnote D to Consolidated Financial Statements.