Form 10-Q/A
period 1997-03-31
BERKSHIRE REALTY CO INC /DE
filed 1997-10-03
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    --------------------------


        Commission file number               1-10660
                                ------------------------------------------------

                         Berkshire Realty Company, Inc.
--------------------------------------------------------------------------------

                  Delaware                                   04-3086485
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS employer
incorporation or organization)                            identification no.)

470 Atlantic Avenue, Boston, Massachusetts                      02210
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

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
------

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   -----------

                                     ASSETS

                                                                                 March 31,           December 31,
                                                                                   1997                 1996
                                                                               ------------          ------------
                                                                                (Unaudited)
Real estate assets: (Note 3)
  Multifamily apartment complexes, net of
     accumulated depreciation                                                  $437,820,961          $430,936,889
  Retail centers, net of accumulated depreciation                                11,064,630            11,064,630
  Investments in unconsolidated joint ventures
     (Note 4)                                                                    37,136,167            36,036,723
  Mortgage loans and other loans receivable,
     net of purchase discounts (Note 5)                                           3,852,005             4,094,241
  Land and construction-in-progress                                               2,977,806             4,035,820
  Land held for future development                                                5,682,472             2,331,988
  Property held for sale, net of valuation
     reserve (Note 3)                                                            16,761,936            30,556,482
                                                                               ------------          ------------
       Total real estate assets                                                 515,295,977           519,056,773

Cash and cash equivalents                                                         5,625,006             7,015,953
Mortgage-backed securities, net ("MBS") (Note 6)                                  8,814,494             9,232,956
Escrows                                                                           9,849,489            11,096,213
Deferred charges and other assets                                                11,671,749            10,940,879
Acquisition of workforce and intangible
     assets, net of amortization (Note 2)                                        31,057,341            12,327,039
                                                                               ------------          ------------
       Total assets                                                            $582,314,056          $569,669,813
                                                                               ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Credit agreements (Note 7)                                                   $120,310,000          $136,060,000
  Mortgage notes payable (Note 3)                                               160,652,123           149,805,607
  Repurchase agreements (Note 7)                                                  8,800,000             9,300,000
  Tenant security deposits and prepaid rents                                      3,169,905             2,443,716
  Accrued real estate taxes, other
     liabilities and accounts payable                                             8,187,162            11,797,967
                                                                               ------------          ------------
       Total liabilities                                                        301,119,190           309,407,290
                                                                               ------------          ------------

Minority interest in operating partnership (Note 8)                              59,338,860            36,608,607

Commitments and Contingencies (Note 8)

Shareholders' equity:
  Preferred stock, $0.01 par value; 60,000,000
     shares authorized, none issued                                                  -                     -
  Common stock ("Shares"), $0.01 par value;
     140,000,000 Shares authorized and 25,986,966
     and 25,899,866 Shares issued, respectively                                     259,869               258,998
  Additional paid-in capital                                                    234,739,218           239,446,270
  Retained deficit                                                              (10,404,173)          (14,308,277)
  Loan receivable - officer (Note 10)                                              (995,833)               -
  Less common stock in treasury at cost
     (506,497 Shares)                                                            (1,743,075)           (1,743,075)
                                                                               ------------          ------------
     Total shareholders' equity                                                 221,856,006           223,653,916
                                                                               ------------          ------------
     Total liabilities and shareholders' equity                                $582,314,056          $569,669,813
                                                                               ============          ============



    The accompanying notes are an integral part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   -----------

                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                         ---------------------------------
                                                                            1997                  1996
                                                                         -----------           -----------
                                                                         (Unaudited)           (Unaudited)
Revenue:
 Rental                                                                  $24,555,019           $19,365,109
 Interest from mortgage loans (Note 5)                                        41,153               584,797
 Interest income from MBS                                                    207,138               261,536
 Management fees and reimbursements                                          333,466                  -
 Other interest income                                                       265,792               217,759
                                                                         -----------           -----------

           Total revenue                                                  25,402,568            20,429,201
                                                                         -----------           -----------

Expenses:
 Property operating                                                        6,026,513             4,368,024
 Repairs and maintenance                                                   1,644,522             1,339,042
 Real estate taxes                                                         2,345,772             2,233,186
 Property management fees to an
    affiliate (Note 9)                                                       768,860               890,354
 Property management operations (Note 2)                                     663,837               326,053
 General and administrative (Note 9)                                       1,072,402               527,903
 State and corporate franchise taxes                                          84,501                81,000
 Professional fees                                                            46,400                44,442
 Interest (Note 7)                                                         5,834,396             4,194,846
 Costs associated with advisor
    transaction (Note 8)                                                   1,200,000                  -
 Amortization of acquired workforce
    and intangible assets (Note 2)                                           548,162               111,290
 Depreciation and amortization                                             7,668,931             6,146,019
 Asset management fees to an
    affiliate (Note 2)                                                          -                  392,636
                                                                         -----------           -----------

        Total expenses                                                    27,904,296            20,654,795
                                                                         -----------           -----------

Loss from operations                                                      (2,501,728)             (225,594)

Minority interest                                                            282,832                 8,458

Joint venture net income (loss),
 net of minority interest                                                   (294,783)              410,921
                                                                         -----------           -----------

Income (loss) before gains on sales                                       (2,513,679)              193,785

Gains on sales of properties, net
 of minority interest                                                      5,408,702                  -
                                                                         -----------           -----------

Net income                                                               $ 2,895,023           $   193,785
                                                                         ===========           ===========

Per share:
Net income                                                               $       .11           $       .01
                                                                         ===========           ===========

Weighted average Shares                                                   25,420,444            25,392,952
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

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1997

                                   -----------

                                                   Additional                          Loan            Treasury
                                                    Paid-in          Retained       Receivable-         Stock
                      Common Stock at Par           Capital           Deficit       Stockholder        at Cost             Total
                    -------------------------     ------------     -------------    -----------      ------------      -------------
                    No. of Shares     Amount
                    ------------     --------
Balance,
December 31,
1996                 25,393,369      $258,998     $239,446,270     $(14,308,277)         -           $(1,743,075)      $223,653,916

Net income                                                            3,904,104          -                                3,904,104

Stock option
  grants
  (Note 10)                              -               5,646             -             -                  -                 5,646

Issuance of
  stock
  (Note 10)              86,956           870          999,130             -             -                  -             1,000,000

Stock purchase
  loan-net
  (Note 10)                              -                -                -         (995,833)              -              (995,833)

Proceeds from
the exercise of
stock warrants              144             1            1,697             -             -                   -                1,698

Dividends                                -          (5,713,525)            -             -                   -           (5,713,525)
                     ----------       -------     ------------     ------------     ---------         -----------      ------------

Balance,
March 31, 1997       25,480,469      $259,869     $234,739,218     $(10,404,173)    $(995,833)        $(1,743,075)     $221,856,006
                     ==========      ========     ============     ============     =========         ===========      ============


                     The accompanying notes are an integral
                        part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   -----------

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                ---------------------------------
                                                                                    1997                  1996
                                                                                -----------           -----------
                                                                                (Unaudited)           (Unaudited)
Operating activities:
    Net income                                                                  $ 2,895,023           $   193,785
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                                           7,668,931             6,146,019
           Amortization of intangible assets and costs
             related to workforce acquired                                        1,748,162               111,290
           Joint venture net income (loss)                                          294,783              (410,921)
           Distributions received from joint ventures                                  -                  390,440
           Gains on sales of properties                                          (5,408,702)                 -
           Non-employee stock option plan                                             5,646                  -
           Stock purchase loan forgiveness                                            4,167                  -
           Discount amortization                                                    (37,512)             (191,143)
           Minority interest in operating partnership                              (282,832)               (8,458)
           Amortization of deferred financing costs                                 336,366               176,728
           Decrease (increase) in operating escrows
             and other assets                                                       328,490              (351,643)
           Decrease in accrued real estate taxes,
             insurance and other liabilities                                     (3,610,805)             (144,133)
           Increase in tenant security deposits,
             prepaid rents and escrows held                                         726,189                11,226
                                                                                -----------           -----------

               Net cash provided by operating activities                          4,667,906             5,923,190
                                                                                -----------           -----------

Investing activities:
    Cost to acquire properties                                                   (1,092,704)                 -
    Proceeds from sale of properties                                             26,644,405                  -
    Recurring capital expenditures                                                 (886,948)             (645,186)
    Rehabilitation and non-recurring
      capital expenditures                                                       (1,821,668)           (1,760,533)
    Land acquisition and construction in progress                                (4,254,775)           (1,624,019)
    Distributions received from joint ventures
      in excess of earnings                                                         700,000                  -
    Contributions to joint venture                                               (2,150,000)                 -
    Principal collections on MBS                                                    422,932               634,007
    Principal collections on mortgage loans                                         275,278                65,471
    Cost to acquire workforce and other
      intangible assets                                                            (440,964)             (354,847)
                                                                                -----------           -----------

               Net cash (used for) provided by
                 investing activities                                            17,395,556            (3,685,107)
                                                                                -----------           -----------

Financing activities:
    Repayment on credit agreements                                              (15,750,000)                 -
    Payment on repurchase agreement                                                (500,000)                 -
    Payment of financing costs                                                     (153,726)             (207,156)
    Principal payments on mortgage notes payable                                   (513,911)             (253,686)
    Proceeds from the exercise of stock warrants                                      1,698                   968
    Dividends                                                                    (5,713,525)           (5,713,431)
    Distributions to minority interest                                             (824,945)             (120,370)
                                                                                -----------           -----------

               Net cash used for financing activities                           (23,454,409)           (6,293,675)
                                                                                -----------           -----------
Net decrease in cash and cash equivalents                                        (1,390,947)           (4,055,592)

Cash and cash equivalents, beginning of period                                    7,015,953            11,142,710
                                                                                -----------           -----------
Cash and cash equivalents, end of period                                        $ 5,625,006           $ 7,087,118
                                                                                ===========           ===========

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   -----------

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                ---------------------------------
                                                                                    1997                  1996
                                                                                -----------           -----------
Supplemental cash flow disclosure:

       Cash paid for interest during period                                     $ 6,367,925           $ 3,909,886
                                                                                ===========           ===========

       Interest capitalized during period                                       $   145,406           $    56,694
                                                                                ===========           ===========


Supplemental disclosure of non-cash financing and investing activities:

       Property contributed by minority
           interest                                                             $16,058,716           $      -
       Cash to minority contributor                                                (856,243)                 -
       Debt assumed from minority
           contributor                                                          (11,360,427)                 -
                                                                                -----------           -----------

           Increase in minority interest                                        $ 3,842,046           $      -
                                                                                ===========           ===========

       Units issued related to workforce and
         other intangible assets Note 2)                                        $18,837,500           $13,000,000
                                                                                ===========           ===========

       Reclassification of construction in progress
         to multifamily apartment complexes                                     $ 1,962,305           $      -
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

                                   -----------


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

2.    Property Manager Transaction
      ----------------------------

      On February 26, 1997, the Board of Directors, acting on the recommendation of a special committee comprised solely of outside directors, approved the acquisition of the workforce and other assets of the affiliate which provides multifamily property management services to the Company ("Property Manager"). The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million units of the Operating Partnership ("Units").

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

      The Special Committee retained the services of an investment banking firm and an independent law firm to identify and evaluate the options available to the Company to achieve its goal of being self-managed. The process included, among other things, a review of the existing contractual arrangements with BCLP, identification of the employees, office space, computer systems and software, policies and procedures and other business documentation required.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                   -----------


2.    Property Manager Transaction - Continued
      ----------------------------

      The Board concluded that the most beneficial method of achieving the strategic objective was to seek the acquisition of BCLP's significant third-party management contracts, workforce and related assets. The decision was predicated on the determination that the acquisition (rather than the assembling of a similar workforce and organization) would provide the best results to the Company in terms of immediate efficiency of operations and improved cash flows.

      In establishing the consideration to be paid, the Board reviewed comparable transactions and, after deliberation, the Board approved the acquisition of the assets of the Property Manager in exchange for 1.7 million Units or a value of $17.6 million.

      The value of the assets acquired was determined by evaluating the future cash flows attributable to the third-party management contracts as well as the immediate operating efficiencies obtained through the acquisition of a cohesive assembled workforce. Accordingly, the value of the transaction was allocated to intangible assets associated with third-party management contracts and the workforce acquired. The Company recorded intangible assets of $4.4 million based on discounted cash flows from third-party property management contracts which is being amortized on a straight-line method over four years. The value of intangible assets associated with the workforce acquired, $13.2 million, is being amortized on a straight-line method over a 10-year period.

3.    Multifamily and Retail Property
      -------------------------------

      As of March 31, 1997, the Company had investments in 40 properties in 9 states consisting of 35 apartment communities having 12,528 units and 5 retail centers with a total of 928,034 square feet of leasable space. Two retail centers (397,705 square feet) are owned through joint venture investments.

      The following summarizes the carrying value of the Company's multifamily apartment complexes and retail centers, (in thousands):

                                                     March 31,      December 31,
                                                       1997             1996
                                                     --------       ------------
          Land                                       $ 76,523         $ 76,525
          Buildings and improvements                  408,969          419,932
          Appliances, carpeting and equipment          84,682           82,971
                                                     --------         --------

          Total multifamily and retail property       570,174          579,428
          Accumulated depreciation                   (104,527)        (106,870)
                                                     --------         --------
                                                     $465,647         $472,558
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


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                   -----------


3.    Multifamily and Retail Property - Continued
      -------------------------------

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


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                   -----------


4.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      The Company holds a 50% interest in the Brookwood Village Joint Venture and a 50.1% interest in Spring Valley Partnership. Condensed financial statements for the Brookwood Village Joint Venture are as follows:


                         BROOKWOOD VILLAGE JOINT VENTURE
                             CONDENSED BALANCE SHEET
                             -----------------------

                                     Assets
                                                     March 31,      December 31,
                                                       1997            1996
                                                   ------------    -------------
      Property at cost                             $ 60,534,867    $ 60,530,293
      Less accumulated depreciation                 (28,162,866)    (26,190,273)
                                                   ------------    ------------

                                                     32,372,001      34,340,020
      Other assets                                    1,172,839         590,927
                                                   ------------    ------------
        Total assets                               $ 33,544,840    $ 34,930,947
                                                   ============    ============

                        Liabilities and Partners' Equity

      Liabilities                                  $    493,110    $  4,705,144
                                                   ------------    ------------
      Partners' equity:
        The Company                                  16,525,869      15,112,903
        Joint venture partner                        16,525,861      15,112,900
                                                   ------------    ------------
          Total partners' equity                     33,051,730      30,225,803
                                                   ------------    ------------
          Total liabilities and partners' equity   $ 33,544,840    $ 34,930,947
                                                   ============    ============

                         BROOKWOOD VILLAGE JOINT VENTURE
                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------

                                                      For the Three Months
                                                         Ended March 31,
                                                   -----------------------------
                                                       1997             1996
                                                   -----------     -------------
      Revenues                                     $ 1,583,382     $   1,566,287
      Property operating expenses                     (686,859)         (652,606)
      Depreciation                                    (492,136)         (492,868)
      Provision for loss                            (1,480,456)             -
                                                   -----------     -------------
          Net income                               $(1,076,069)    $     420,813
                                                   ===========     =============

      Allocation of net income:

          The Company                              $  (538,034)    $     210,406
          Joint venture partner                       (538,035)          210,407
                                                   -----------     -------------
                                                   $(1,076,069)    $     420,813
                                                   ===========     =============

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


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                   -----------


5.    Mortgage Loans and Other Loans Receivable
      -----------------------------------------

      As of March 31, 1997, the Company held one mortgage loan with an aggregate principal balance of approximately $2,998,000 and a promissory note with a principal balance of approximately $1,569,000. The mortgage loan is collateralized by a 120-unit apartment complex in Palm Bay, Florida.

6.    MBS
      ---

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

7.    Debt Agreements
      ---------------

      At March 31, 1997, the Company had two lines of credit to provide for future acquisitions, development and general business obligations. The Company also had in effect a Repurchase Agreement to provide for short-term borrowings.

      The following summarizes the Company's borrowings on the Master Credit Facility with the Federal National Mortgage Association as of March 31, 1997:

                           Contract          Contract
                            Start              End               Interest
      Borrowings             Date             Date(a)              Rate           Amount
      ----------           --------          --------            --------       -----------
      Revolver              3/03/97           6/02/97            6.037%         $28,965,000
      Fixed                11/22/95           9/20/03            6.997%          50,000,000
      Fixed                 9/20/96          11/20/05            7.540%          13,345,000
                                                                                -----------
                                                                                $92,310,000
                                                                                ===========

      The following summarizes the Company's borrowings on the Credit Agreement with the Bank of Boston and Mellon Bank as of March 31, 1997:

                           Contract          Contract
                            Start              End               Interest
      Borrowings             Date             Date(a)              Rate           Amount
      ----------           --------          --------            --------       -----------
      LIBOR contract       3/03/97           4/02/97 (1)         7.1875%        $ 3,000,000
      LIBOR contract       1/28/97           4/28/97 (2)         7.3125%         10,000,000
      LIBOR contract       3/26/97           6/24/97             7.4883%          6,000,000
      LIBOR contract       3/31/97           7/29/97             7.500%           9,000,000
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


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                   -----------


7.    Debt Agreements - Continued
      ---------------

      The following summarizes the Company's borrowings on the Repurchase Agreement with CS First Boston as of March 31, 1997:

                                               Contract          Contract
                                                 Start             End               Interest
                                                 Date             Date(a)              Rate           Amount
                                               --------          --------            --------       ----------
      Repurchase Agreement                      1/17/97           5/19/97              5.60%        $8,800,000

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

8.    Minority Interest
      -----------------

      Minority interest in the Operating Partnership consists of the following at March 31, 1997 (in thousands):

         Balance, beginning of year                                     $36,609
         Value of Units issued to
             Minority Unitholders:
                Affiliated parties                                       18,837
                Unrelated parties                                         3,842
         Distribution to Unitholders                                       (825)
         Minority income (loss allocation)                                  876
                                                                        --------

        Balance at March 31, 1997                                       $59,339
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

      On March 19, 1997, 109,091 additional Operating Partnership Units were issued in conjunction with the March 1, 1996 acquisition of the workforce and other assets of the Company's Advisor ("Advisor Transaction"). The total value of the additional Units, $1.2 million, has been expensed as a cost associated with the Advisor Transaction.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                   -----------


8.    Minority Interest - Continued
      -----------------

      The Units were issued since the share price ("Share") benchmark of $11.00 was achieved. The benchmarks are achieved if the share price is equal to or greater than the benchmarks for any fifteen days during any twenty consecutive trading days. There are six Share price benchmarks beginning at $11.00 and increasing in increments of $1.00 up to a maximum of $16.00. Upon satisfaction of each benchmark, the contributor will receive Units equal to $1.2 million based on the benchmark price and will be expensed as a cost associated with the Advisor Transaction.

9.    Related Party Transactions
      --------------------------

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
                                              =======

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                   -----------


10.   Stock Plans - Continued
      -----------

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

A.   Overview:
     ---------

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

     On February 26, 1997, the Board of Directors, acting on the recommendation of a special committee comprised solely of outside directors, approved the acquisition of the third-party management contracts, workforce and other assets of an affiliate which provides multifamily property management services to the Company ("Property Manager"). The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Operating Partnership Units.

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

     The acquisition is recorded on the Consolidated Balance Sheet as intangible assets related to the third-party contracts of $4.4 million and intangible assets associated with the workforce acquired of $13.2 million. These recorded amounts will be amortized over the expected periods to be benefitted (See Note 2 to the Consolidated Financial Statements for details).

     As reported in the Company's Annual Report on Form 10-K as of December 31, 1996, the Company acquired the workforce and other assets of the Advisor on March 1, 1996 in exchange for 1.3 million Units in the Operating Partnership. Additional Units, in $1.2 million increments and up to a total of $7.2 million in value, may be issued during a six-year period if certain Share price benchmarks are achieved. On March 19, 1997, the first Share price benchmark was achieved and the Operating Partnership issued 109,091 Units representing $1.2 million in value to BCLP which has been expensed as a cost associated with the Advisor Transaction.

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

     Income and Expenses:
     --------------------

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

     ----------------------

     Detail of the Company's apartment unit growth as of March 31 is set forth below:

                                               1997                    1996
                                               ----                    ----
  Apartment Units:
      Beginning of period                     12,435                   9,433
          Acquired                               345                     -
          Sold                                  (348)                    -
          Completed developments                  96                     -
                                              ------                   -----

      End of period                           12,528                   9,433
                                              ======                   =====

      Weighted Average Units                  12,549                   9,433
                                              ======                   =====

      Percent increase                           33%                      2%

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

Interest Expense
----------------

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

C. Funds from Operations (FFO)(fully adjusted for operating partnership units):
   ----------------------------------------------------------------------------

     Industry analysts generally consider Funds from Operations, FFO, to be an appropriate measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities; it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. However, FFO should not be considered by the reader as a substitute to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with net income as presented in the Consolidated Financial Statements and information presented elsewhere. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The methodology used by the Company when calculating FFO may differ from that of the other equity REIT's and, therefore, may not be comparable to such other REIT's. In addition, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments. FFO is calculated for the periods presented as follows (dollars in thousands):

                                                     Three Months ended March 31,
                                                    -------------------------------
                                                        1997                1996
                                                    -----------          ----------
     Net income                                     $     2,895          $      194
     Depreciation (including depreciation
       related to joint ventures)                         8,836               6,637
     Amortization of intangibles and costs
       associated with workforce acquired                 1,748                 111
     Minority interest                                     (283)                 (8)
     Gains on sales of properties                        (5,409)               -
                                                    -----------          ----------
     Funds from operations                          $     7,787          $    6,934
                                                    ===========          ==========
     Funds from operations per share                $       .26          $      .26
                                                    ===========          ==========
     Cash flows provided by (used for):
       Operating activities                               4,668               5,923
       Investing activities                              17,396              (3,685)
       Financing activities                             (23,454)             (6,294)

     Weighted Average:
       Shares                                        25,420,444          25,392,952
       Units                                          4,810,885             977,832
                                                    -----------          ----------
                                                     30,231,329          26,370,784
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

                                              Three Months Ended March 31,
                                         -------------------------------------
                                           1997           1996         %Change
                                         -------        -------        -------
    Revenues                             $16,025        $15,724         1.91%
    Expenses                               6,528          6,718        (2.82%)
                                         -------        -------
      Net operating income               $ 9,497        $ 9,006         5.44%
                                         =======        =======

    Average monthly rent per unit           $680          $657
    Average occupancy                       92.5%         93.8%
    Total capital expenditures(1)           $577          $581

    (1) Represents capital expenditures of a recurring nature which are appropriately capitalized.

     ---------------------

Same-store Multifamily Communities
----------------------------------

     FFO for the same-store communities increased 5.4% in the first quarter of 1997 compared to 1996. Growth in same-store multifamily revenues was almost 2% when compared to the prior year period. Rent growth accounted for most of the increase but lower occupancies reduced this increase. Occupancy at March 31, 1997 was 94.8%.

Same-store Retail Properties
----------------------------

    The following summarizes the five retail centers:

                                       Three Months Ended March 31,
                                   -------------------------------------
                                     1997           1996         %Change
                                   -------        -------        -------
    Revenues                       $ 2,622        $ 2,758        (4.93%)
    Expenses                         1,041          1,038          .31%
                                   -------        -------

      Net operating income         $ 1,581        $ 1,720        (8.10%)
                                   =======        =======

    Occupancy                         90.6%          94.1%

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

D.   Liquidity and Capital Resources:
     --------------------------------

     The Company's net cash with respect to investing activities increased approximately $21 million in 1997 compared to 1996 principally due to net proceeds of $26.6 million from the sale of real estate assets. The Company's net cash used in financing activities increased approximately $17.2 million in 1997 compared to 1996 due to the repayment of approximately $15.7 million in borrowings on the credit agreement with BankBoston and Mellon Bank in the first quarter of 1997.

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

     --------------------------------

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


                               Berkshire Realty Company, Inc.
                               ------------------------------
                                        (Registrant)



                               BY: /s/ Marianne Pritchard
                                   ---------------------------------------------
                                   Marianne Pritchard, Senior Vice President
                                   and Chief Financial Officer of Berkshire
                                   Realty Company, Inc.









  DATE: