Form 10-Q/A
period 1997-06-30
BERKSHIRE REALTY CO INC /DE
filed 1997-10-03
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    --------------     -----------------

                     Commission file number    1-10660
                                            -------------

                         Berkshire Realty Company, Inc.
                       ----------------------------------

             Delaware                                      04-3086485
  ------------------------------                      -------------------
 (State or other jurisdiction of                         (IRS employer
  incorporation or organization)                       identification no.)


470 Atlantic Avenue, Boston, Massachusetts                     02210
------------------------------------------             -------------------
(Address of principal executive offices)                     (Zip Code)


                                  (617) 423-2233
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ----     -----

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            ------------------------

                      ASSETS
                                                        June 30,    December 31,
                                                          1997         1996
                                                    -------------  -------------
                                                     (Unaudited)
Real estate assets: (Note 3)
  Multifamily apartment complexes, net of
       accumulated depreciation                     $448,419,496   $430,936,889
  Retail center, net of valuation reserve             11,064,630     11,064,630
  Investments in unconsolidated joint ventures
       (Note 4)                                       20,537,903     36,036,723
  Mortgage loans and other loans receivable,
       net of purchase discounts (Note 5)              3,602,458      4,094,241
  Land and construction-in-progress                    4,128,782      4,035,820
  Land held for future development                     5,928,082      2,331,988
  Property held for sale, net of valuation
       reserve (Note 3)                               16,799,399     30,556,482
                                                    ------------   ------------
           Total real estate assets                  510,480,750    519,056,773

Cash and cash equivalents                              8,230,883      7,015,953
Mortgage-backed securities, net ("MBS") (Note 6)       8,352,355      9,232,956
Escrows                                               11,418,758     11,096,213
Deferred charges and other assets                     10,635,014     10,940,879
Acquisition of workforce and intangible assets,
       net of accumulated amortization (Note 2)       28,997,321     12,327,039
                                                    ------------   ------------
           Total assets                             $578,115,081   $569,669,813
                                                    ============   ============


           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Credit agreements (Note 7)                        $117,310,000   $136,060,000
  Mortgage notes payable (Note 3)                    165,897,432    149,805,607
  Repurchase agreements (Note 7)                       8,300,000      9,300,000
  Tenant security deposits and prepaid rents           3,130,174      2,443,716
  Accrued real estate taxes, other
       liabilities and accounts payable               11,251,438     11,797,967
                                                    ------------   ------------
           Total liabilities                         305,889,044    309,407,290
                                                    ------------   ------------

Minority interest in operating partnership (Note 8)   57,714,929     36,608,607

Commitments and Contingencies (Note 8)                     -              -

Shareholders' equity:
  Preferred stock, $0.01 par value; 60,000,000
       shares authorized, none issued                      -              -
  Common stock ("Shares"), $0.01 par value;
       140,000,000 Shares authorized and
       25,987,348 and 25,899,866 Shares issued,
       respectively                                      259,873        258,998
  Additional paid-in capital                         229,016,179    239,446,270
  Retained deficit                                   (12,038,537)   (14,308,277)
  Loan receivable - officer (Note 10)                   (983,332)         -
  Less common stock in treasury at cost
       (506,497 Shares)                               (1,743,075)    (1,743,075)
                                                    ------------   ------------
       Total shareholders' equity                    214,511,108    223,653,916
                                                    ------------   ------------
       Total liabilities and shareholders' equity   $578,115,081   $569,669,813
                                                    ============   =============

    The accompanying notes are an integral part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                            ------------------------

                                     For the Three Months          For the Six Months
                                        Ended June 30,               Ended June 30,
                                  ---------------------------  -------------------------
                                      1997        1996            1997          1996
                                  -----------  -----------     -----------  -----------
Revenue:
 Rental                           $25,153,592  $21,230,613     $49,708,611  $40,595,722
 Interest from mortgage
   loans (Note 5)                     127,350      459,974         168,503    1,044,771
 Interest from MBS                    197,893      241,721         405,031      503,257
 Management fees and
   reimbursements (Note 2)            934,938         -          1,268,404         -
 Other interest income                271,551      228,344         537,343      446,103
                                  -----------  -----------     -----------  -----------
 Total revenue                     26,685,324   22,160,652      52,087,892   42,589,853
                                  -----------  -----------     -----------  -----------

Expenses:
 Property operating                 5,902,314    4,616,179      11,928,827    8,984,203
 Repairs and maintenance            1,851,940    1,625,657       3,496,462    2,964,699
 Real estate taxes                  2,372,599    2,082,528       4,718,371    4,315,714
 Property management fees to
   an affiliate (Note 2)               50,445    1,062,123         819,305    1,952,477
 Property management
   operations (Note 2)              1,491,894      330,753       2,155,731      656,806
 General and administrative
   (Note 9)                         1,079,357    1,107,411       2,151,759    1,635,314
 State and corporate
   franchise taxes                     84,501       92,781         169,002      173,781
 Professional fees                     58,598       72,150         104,998      116,592
 Interest (Note 7)                  5,650,857    4,722,601      11,485,253    8,917,447
 Costs associated with the
   advisor transaction                   -            -          1,200,000         -
 Amortization of acquired
   workforce and intangible
   assets (Note 2)                    978,295      336,966       1,526,457      448,256
 Depreciation and amortization      7,910,020    6,839,766      15,578,951   12,985,785
 Asset management fees to an
   affiliate (Note 2)                    -            -               -         392,636
                                  -----------  -----------     -----------  -----------
 Total expenses                    27,430,820   22,888,915      55,335,116   43,543,710
                                  -----------  -----------     -----------  -----------

Loss from operations                 (745,496)    (728,363)     (3,247,224)    (953,857)

Minority interest                     288,369       53,116         571,201       61,574

Joint venture net income
 (loss), net of minority
 interest (Note 4)                   (124,161)     205,084        (418,944)     616,005
                                  -----------  -----------     -----------  -----------

Loss before gains on sales           (581,288)    (470,063)     (3,094,967)    (276,278)

Gains (loss) on sales of
 properties, net of
 minority interest                    (43,995)        -          5,364,707         -
                                  -----------  -----------     -----------  -----------




                                   (Continued)

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                            ------------------------

                                     For the Three Months          For the Six Months
                                        Ended June 30,               Ended June 30,
                                  ------------------------     ------------------------
                                      1997        1996            1997          1996
                                  -----------  -----------     -----------  -----------

Net income (loss)                 $  (625,283)  $  (470,063)    $ 2,269,740   (276,278)
                                  ===========   ===========     ===========  =========
Per share:

 Net income (loss)                $      (.02)  $      (.02)    $       .09        (.01)
                                  ===========   ===========     ===========  ==========
 Weighted average Shares           25,480,709    25,392,962      25,450,743  25,392,957
                                  ===========   ===========     ===========  ==========






                          The accompanying notes are an
                   integral part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1997

                            ------------------------

                                                   Additional                       Loan          Treasury
                                                    Paid-in        Retained       Receivable-       Stock
                        Common Stock at Par         Capital         Deficit       Stockholder      at Cost           Total
                      ------------------------      -------         -------       -----------      -------           -----
                      No. of Shares    Amount
                      ------------     ------
Balance,
December 31, 1996      25,393,369     $258,998    $239,446,270    $(14,308,277)         -        $(1,743,075)    $223,653,916

Net income                                                           2,269,740          -                           2,269,740

Stock option
  grants
  (Note 10)                  -            -             11,292            -             -               -              11,292

Issuance of
  stock
  (Note 10)                86,956          870         999,130            -             -               -           1,000,000

Stock purchase
  loan-net
  (Note 10)                  -            -               -               -         (983,332)           -            (983,332)

Proceeds from
the exercise of
stock warrants                526            5           6,197            -             -               -               6,202

Dividends                                 -        (11,446,710)           -             -               -         (11,446,710)
                       ----------      -------    ------------    ------------     ---------     -----------     ------------
Balance,
June 30, 1997          25,480,851     $259,873    $229,016,179    $(12,038,537)    $(983,332)    $(1,743,075)    $214,511,108
                       ==========     ========    ============    ============     =========     ===========     ============




                     The accompanying notes are an integral
                        part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                            ------------------------

                                                                      For the Six Months
                                                                         Ended June 30,
                                                                 -----------------------------
                                                                     1997             1996
                                                                 -----------      ------------
Operating activities:
    Net income (loss)                                            $ 2,269,740      $  (276,278)
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
           Depreciation                                           15,578,951       12,985,785
           Amortization of intangible assets and
             costs related to workforce acquired                   2,726,457          448,256
           Joint venture net (income) loss                           418,944         (616,005)
           Distributions received from joint ventures                   -           1,303,839
           Gains on sales of properties                           (5,364,707)            -
           Non-employee stock option plan                             11,292             -
           Stock purchase loan forgiveness                            16,668             -
           Amortization of discount on mortgage
             loans and MBS                                           (74,875)        (312,691)
           Minority interest in operating partnership               (571,201)         (61,574)
           Amortization of deferred financing costs                  721,273          476,700
           Increase in operating escrows
             and other assets                                       (129,498)      (3,138,717)
           Increase (decrease) in accrued real estate
             taxes, other liabilities and accounts payable          (546,529)        2,209,781
          Increase in tenant security deposits
             and prepaid rents                                       686,458          525,411
                                                                 -----------      -----------
               Net cash provided by operating activities          15,742,973       13,544,507
                                                                 -----------      -----------

Investing activities:
    Cost to acquire properties                                    (1,218,197)     (29,165,091)
    Proceeds from sales of properties                             26,715,135             -
    Recurring capital expenditures                                (2,005,817)      (1,769,914)
    Rehabilitation and non-recurring
      capital expenditures                                        (5,309,926)      (5,083,604)
    Land acquisition and construction in progress                 (5,501,911)      (8,320,463)
    Distribution from the sale of joint venture asset              7,980,345             -
    Distributions received from joint ventures
      in excess of earnings                                        1,327,252             -
    Contributions to joint venture                                (2,547,413)            -
    Principal collections on MBS                                     889,906        1,555,517
    Principal collections on mortgage loans                          557,353        7,474,442
    Escrows for construction and replacement                        (372,692)      (5,066,460)
    Cost to acquire workforce and other
      intangible assets                                             (559,239)        (447,679)
                                                                 -----------      -----------
               Net cash provided by (used for)
                 investing activities                             19,954,796      (40,823,252)
                                                                 -----------      -----------

Financing activities:
    Repayment on credit agreements                               (21,750,000)            -
    Proceeds from credit agreement                                 3,000,000       39,970,000
    Payment on repurchase agreement                               (1,000,000)      (1,250,000)
    Payment of financing costs                                      (252,641)        (855,218)
    Principal payments on mortgage notes payable                    (987,839)        (553,090)
    Proceeds from the exercise of stock warrants                       6,202            1,416
    Dividends                                                    (11,446,710)     (11,426,864)
    Distributions to minority interest                            (2,051,851)        (438,990)
                                                                 -----------      -----------
               Net cash (used for) provided by
                 financing activities                            (34,482,839)      25,447,254
                                                                 -----------      -----------

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                            ------------------------

                                                                      For the Six Months
                                                                         Ended June 30,
                                                                 -----------------------------
                                                                     1997             1996
                                                                 ------------    -------------
Net increase (decrease) in cash and cash equivalents             $ 1,214,930      $(1,831,491)

Cash and cash equivalents, beginning of period                     7,015,953       11,142,710
                                                                 -----------      -----------

Cash and cash equivalents, end of period                         $ 8,230,883      $ 9,311,219
                                                                 ===========      ===========

Supplemental disclosure of non-cash financing and investing activities:

       Property contributed by minority
           interest                                              $16,058,716      $80,695,611
       Cash to minority contributor                                 (856,243)     (18,796,019)
       Debt assumed from minority
           contributor                                           (11,360,427)     (41,306,073)
                                                                 -----------      -----------

           Increase in minority interest                         $ 3,842,046      $20,593,519
                                                                 ===========      ===========

       Units issued related to third-party property
         management contracts, workforce, and
         intangible assets (Note 2)                              $18,837,500      $13,000,000
                                                                 ===========      ===========

       Reclassification of construction in progress
         to multifamily apartment complexes                      $ 1,812,855      $ 1,511,055
                                                                 ===========      ===========

       Debt assumed in conjunction with property
         acquisition via exchange of
         joint venture asset                                     $ 5,719,237      $     -
                                                                 ===========      ===========

       Property acquisition via exchange of
         joint venture asset                                     $ 8,230,763      $     -
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

                            ------------------------


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

                            ------------------------


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

     The value of the assets acquired was determined by evaluating the future cash flows attributable to the third-party management contracts as well as the immediate operating efficiencies obtained through the acquisition of a cohesive assembled workforce. Accordingly, the value of the transaction was allocated to intangible assets associated with third- party management contracts and the workforce acquired. The Company recorded intangible assets of $4.4 million based on discounted cash flows from third-party property management contracts which is being amortized on a straight-line method over four years. The value of intangible assets associated with the workforce acquired, $13.2 million, is being amortized on a straight-line method over a 10-year period.

3.   Multifamily and Retail Property
     -------------------------------

     As of June 30, 1997, the Company had investments in 41 properties in 8 states consisting of 37 apartment communities having 12,896 units and 4 retail centers with a total of 690,992 square feet of leasable space. One retail center (160,342 square feet) is owned through joint venture investment.

     The following summarizes the carrying value of the Company's multifamily apartment complexes and retail centers, (in thousands):

                                                       June 30,     December 31,
                                                        1997            1996
                                                      --------      -----------
          Land                                        $ 77,931         $ 76,525
          Buildings and improvements                   420,801          419,932
          Appliances, carpeting and equipment           89,975           82,971
                                                      --------      -----------

          Total multifamily and retail property        588,707          579,428
          Accumulated depreciation                    (112,423)        (106,870)
                                                      --------      -----------
                                                      $476,284         $472,558
                                                      ========      ===========

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

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                            ------------------------


3.   Multifamily and Retail Property - Continued
     -------------------------------

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








                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                            ------------------------


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

                        CONDENSED COMBINED BALANCE SHEETS
                        ---------------------------------

                                     Assets
                                                       June 30,     December 31,
                                                        1997           1996
                                                    ------------   -------------
      Property at cost                              $ 53,830,612   $114,358,875
      Less accumulated depreciation                  (14,943,896)   (40,173,598)
                                                    ------------   ------------

                                                      38,886,716     74,185,277
      Other assets                                     2,998,327      2,774,699
                                                    ------------   ------------
          Total assets                              $ 41,885,043   $ 76,959,976
                                                    ============   ============


                        Liabilities and Partners' Equity

      Liabilities                                   $    719,467   $  4,858,639
                                                    ------------   ------------
      Partners' equity:
        The Company                                   20,537,903     36,036,723
        Joint venture partner                         20,627,673     36,064,614
                                                    ------------   ------------
          Total partners' equity                      41,165,576     72,101,337
                                                    ------------   ------------
          Total liabilities and partners' equity    $ 41,885,043   $ 76,959,976
                                                    ------------   ------------


                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                   -------------------------------------------

                                For the Three Months            For the Six Months
                                    Ended June 30,                 Ended June 30,
                              ------------------------      -------------------------
                                 1997          1996             1997          1996
                              ----------    ----------      -----------    ----------
      Revenues                $2,551,111    $2,982,265      $ 5,845,985    $6,386,534
      Property operating
          expenses            (1,487,826)   (1,556,636)      (3,031,731)   (3,149,976)
      Depreciation              (711,747)     (964,604)      (1,692,479)   (1,922,887)
      Provision for loss            -             -          (1,472,096)         -
      Loss on sale              (666,880)         -            (666,880)         -
                              ----------    ----------      -----------    ----------
          Net income          $ (315,342)   $  461,025      $(1,017,201)   $1,313,671
                              ==========    ==========      ===========    ==========
      Allocation of
        net income:

          The Company         $ (157,317)   $  230,879      $  (507,873)   $  657,633

          Joint venture
            partner             (158,025)      230,146         (509,328)      656,038
                              ----------    ----------      -----------    ----------
                              $ (315,342)   $  461,025      $(1,017,201)   $1,313,671
                              ==========    ==========      ===========    ==========


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                            ------------------------


4.   Investments in Unconsolidated Joint Ventures - Continued
     --------------------------------------------

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

6.   MBS
     ---

     At June 30, 1997, the Company's MBS portfolio had an approximate market value of $8,890,000 and gross unrealized gains of $538,000 with maturity dates ranging from 2008 to 2021. Weighted average yield on the portfolio is 9.1%. The Company does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity. The Company has the intention and ability to hold these to maturity.

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
                                                                  -----------
                                                                  $25,000,000
                                                                  ===========

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                            ------------------------


7.   Debt Agreements - Continued
     ---------------

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

     The following summarizes the Company's borrowings on the Repurchase Agreement collateralized by MBS with CS First Boston as of June 30, 1997:

                              Contract     Contract
                                Start        End         Interest
                                Date        Date(a)        Rate        Amount
                              --------     ---------     ---------   ----------
     Repurchase Agreement      5/19/97      9/19/97        5.87%     $8,300,000


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

8.   Minority Interest
     -----------------

     Minority interest in the Operating Partnership consists of the following at June 30, 1997 (in thousands):

              Balance, beginning of year                     $36,609
              Value of Units issued to
                 Minority Unitholders:
                   Affiliated parties                         18,837
                   Unrelated parties                           3,842
              Distribution to Unitholders                     (2,052)
              Minority income allocation                         479
                                                             -------
              Balance at June 30, 1997                       $57,715
                                                             =======


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                            ------------------------


8.   Minority Interest - Continued
     -----------------

     On January 1, 1997, 338,333 Operating Partnership Units were issued to an unrelated party in exchange for Westchester Apartments (See Note 3).

     On March 19, 1997, an additional 109,091 Operating Partnership Units were issued in conjunction with the March 1, 1996 acquisition of the Company's Advisor ("Advisor Transaction"). The total value of the additional Units, $1.2 million, has been expensed as a cost associated with the Advisor Transaction.

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

9.   Related Party Transactions
     --------------------------

     In addition to property management fees, the following is a summary of fees and reimbursements to an affiliate for the six months ended June 30:

                                                   1997           1996
                                                   ----           ----
        Costs reimbursements related
              to the operation of the
              Company's properties              $221,084        $774,167

        Fees and net reimbursements for
              administrative services           $635,007        $316,729


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







                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                            ------------------------


10.  Stock Plans - Continued
     -----------

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

11.  Subsequent Events
     -----------------

     Property Acquisition
     --------------------

     On July 29, 1997, the Operating Partnership acquired three town home apartment communities located near Baltimore in Glen Burnie and Millersville, Maryland, The three properties were acquired for a total of $20.9 million comprised of $881,000 in cash, the assumption of $12.3 million in debt at interest rates of 7.5%, and $7.6 million of operating partnership units. An agreement is in place for the acquisition of a fourth property from the same seller and is expected to close in the third quarter for a total of $6.5 million including the assumption of $5.3 million in debt, cash of approximately $120,000 and operating partnership units of $1.1 million.

     Property Disposition
     --------------------

     On August 6, 1997, the Operating Partnership sold Crossroads Shopping Center for cash of $12 million. Crossroads is a 211,186 square foot retail center located in Atlanta, Georgia.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                              -------------------


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

     As reported in the Company's Annual Report on Form 10-K as of December 31, 1996, the Company acquired the workforce and other assets of the Advisor on March 1, 1996 in exchange for 1.3 million Units in the Operating Partnership. Additional Units, in $1.2 million increments and up to a total of $7.2 million in value, may be issued during a six-year period if certain Share price benchmarks are achieved. On March 19, 1997, the first Share price benchmark was achieved and the Operating Partnership issued an additional 109,091 Units representing $1.2 million in value to BCLP which has been expensed as a cost associated with the Advisor Transaction.

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

     Detail of the Company's apartment unit growth for the six months ended June 30 is set forth below:

                                                   1997           1996
                                                   ----           ----
   Apartment Units:
       Beginning of period                        12,435          9,433
           Acquired                                  713          2,541
           Sold                                     (348)           -
           Completed developments                     96            -
                                                  ------         ------

       End of period                              12,896         11,974
                                                  ======         ======

       Weighted Average Units                     12,638          9,867
                                                  ======         ======

       Percent increase                              28%            -


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

Interest Expense
----------------

     Interest expense has increased because the Company has largely employed debt capital for acquisitions and development activities. The following is an analysis of weighted average debt outstanding and interest rates for the three and six months ended June 30, 1997 and 1996 (dollars in thousands):

                                 Six Months Ended        Three Months Ended
                                      June 30,                 June 30,
                               --------------------      --------------------
                                 1997        1996          1997        1996
                               --------    --------      --------    --------
  Weighted Average
   Debt Outstanding
       Fixed Rate              $219,415    $164,326      $220,764    $175,242
       Variable Rate             76,032      62,280        69,600      68,469
                               --------    --------      --------    --------

          Total                $295,447    $226,606      $290,364    $243,711
                               ========    ========      ========    ========

  Weighted Average
   Interest Rates
       Fixed Rate                 7.74%       7.55%         7.70%       7.42%
       Variable Rate              6.62%       6.76%         6.62%       6.66%

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

                                        Quarter Ended June 30,    Six Months Ended June 30,
                                        ----------------------    -------------------------
                                          1997         1996           1997         1996
                                        ---------   ----------    ----------   ------------

       Net income                      $     (625)  $     (470)   $    2,270   $     (276)
       Depreciation                         7,898        6,824        15,559       12,967
       Depreciation related to
         joint venture                        323          509           758        1,003
       Valuation reserve recorded
         on joint venture                    -            -              740         -
       Loss on sale of joint
         venture asset                        333         -              333         -
       Amortization of intangibles
         and costs associated with
         workforce acquired                   978          337         2,726          448
       Minority interest                     (288)         (53)         (571)         (61)
       Gains of sale
         of properties                         44         -           (5,365)        -
                                       ----------   ----------    ----------   ----------

       Funds from operations           $    8,663   $    7,147    $   16,450   $   14,081
                                       ==========   ==========    ==========   ==========
       Funds from operations
         per share                     $      .27   $      .26    $      .53   $      .52
                                       ==========   ==========    ==========   ==========

       Cash flows provided
         by (used for)
         Operating activities                                         15,754       13,545
         Investing activities                                         19,955      (40,823)
         Financing activities                                        (34,483)      25,447

       Weighted Average:
         Shares                        25,480,709   25,392,962    25,450,743   25,392,957
         Units                          6,004,702    2,455,056     5,401,699    1,716,444
                                       ----------   ----------    ----------   ----------
                                       31,485,411   27,848,018    30,852,442   27,109,401
                                       ==========   ==========    ==========   ==========


Same-store Multifamily Communities
----------------------------------

     The Company defines same-store apartment communities as those that are fully stabilized for the two most recent years. The operating performance of the 25 communities aggregating 8,467 units which are considered same-store is summarized below (dollars in thousands):

                                  Quarter Ended June 30,           Six Months Ended June 30,
                              -----------------------------     ------------------------------
                                1997      1996     % Change      1997       1996     % Change
                                ----      ----     --------      ----       ----     --------

  Revenues                    $16,457   $15,870      3.7%       $32,482    $31,594      2.8%
  Expenses                      6,500     6,579     (1.2)%       13,012     13,297     (2.1)%
                              -------   -------                 -------    -------
     Net operating income     $ 9,957   $ 9,291      7.2%       $19,470    $18,297      6.4%
                              =======   =======                 =======    =======

  Average occupancy              93.9%     93.7%                   93.2%      93.7%
  Average monthly rent
     per unit                    $682      $660                    $680       $657

     ---------------------

Same-store Multifamily Communities - Continued
----------------------------------

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

Same-store Retail Properties
----------------------------

     The following summarizes the four retail centers:

                                 Quarter Ended June 30,         Six Months Ended June 30,
                              ---------------------------      --------------------------
                               1997      1996    % Change       1997      1996    % Change
                              ------    ------   --------      ------    ------   -------
  Revenues                    $1,872    $1,874    (0.1)%       $3,702    $3,859    (4.1)%
  Expenses                       703       642     9.6%         1,404     1,363     3.0%
                              ------    ------                 ------    ------
     Net operating income     $1,169    $1,232    (5.1)%       $2,298    $2,496    (7.9)%
                              ======    ======                 ======    ======

  Average occupancy            93.71%    94.29%                 94.03%    94.28%


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

D.   Liquidity and Capital Resources:
     -------------------------------

     The Company's net cash with respect to investing activities increased approximately $60.1 million in 1997 compared to 1996 due to net proceeds from the sale of real estate assets of approximately $34.7 million. In addition, cash used in the acquisition of real estate assets decreased approximately $27.9 million. The Company's net cash with respect to financing activities decreased approximately $59.9 million in 1997 compared to 1996 due to net borrowing activity on the Company's credit agreements fluctuating by approximately $58.7 million.

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

     -------------------------------

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

     The Company conservatively manages both interest rate risk and maturity risk. With regard to the interest rate risk, the Company entered into a five year fixed interest rate swap agreement in 1995 with a bank for a $40 million notional contract, thereby fixing variable rate exposure on that amount at 6.06%. The Company will continually reassess its rate exposure relative to debt levels and will execute additional interest rate protection as circumstances dictate. As of June 30, 1997, the Company has fixed or hedged debt of 90% of total debt. As to maturity risk, the Company's debt has weighted average maturities of approximately 11 years.

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


                              -------------------

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


                                    BERKSHIRE REALTY COMPANY, INC.
                                    ------------------------------
                                           (Registrant)



                                    BY:   /s/Marianne Pritchard
                                          ----------------------------
                                          Marianne Pritchard
                                          Senior Vice President and
                                          Chief Financial Officer of
                                          Berkshire Realty Company, Inc.












DATE: August 14, 1997