Form 10-Q
period 1997-09-30
BERKSHIRE REALTY CO INC /DE
filed 1997-11-14
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1997
                                -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------ to ------------


                                                1-10660
            Commission file number ---------------------------------------------

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
                           CONSOLIDATED BALANCE SHEETS

                                                          ASSETS
                                                                             September 30,            December 31,
                                                                                 1997                    1996
                                                                             ------------             -----------
                                                                              (Unaudited)
Real estate assets: (Note 3)
  Multifamily apartment complexes, net of
       accumulated depreciation                                              $538,936,747            $430,936,889
  Retail center, net of accumulated depreciation                                     -                 11,064,630
  Investments in unconsolidated joint ventures
       (Note 4)                                                                20,512,712              36,036,723
  Mortgage loans and other loans receivable,
       net of purchase discounts (Note 5)                                       2,309,683               4,094,241
  Land and construction-in-progress                                             5,732,119               4,035,820
  Land held for future development                                              6,154,965               2,331,988
  Property held for sale, net of valuation
       reserve (Note 3)                                                        16,027,837              30,556,482
                                                                             ------------            ------------
           Total real estate assets                                           589,674,063             519,056,773

Cash and cash equivalents                                                       9,059,234               7,015,953
Mortgage-backed securities, net ("MBS") (Note 6)                                7,995,983               9,232,956
Escrows                                                                        11,910,915              11,096,213
Deferred charges and other assets                                              11,596,264              10,940,879
Intangible assets, net of amortization (Note 2)                                25,739,272              12,327,039
                                                                             ------------            ------------
           Total assets                                                      $655,975,731            $569,669,813
                                                                             ============            ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Credit agreements (Note 7)                                                 $118,410,000            $136,060,000
  Mortgage notes payable (Notes 3 and 7)                                      179,627,929             149,805,607
  Repurchase agreement (Note 7)                                                 8,000,000               9,300,000
  Tenant security deposits and prepaid rents                                    3,577,189               2,443,716
  Accrued real estate taxes, other
       liabilities and accounts payable                                        14,081,953              11,797,967
                                                                             ------------            ------------

           Total liabilities                                                  323,697,071             309,407,290
                                                                             ------------            ------------

Minority interest in operating partnership (Note 8)                            57,898,385              36,608,607

Commitments and Contingencies (Note 8)

Shareholders' equity:
  Series 1997-A  Convertible  Preferred  stock,
       ("Preferred  Shares") $0.01 par
       value; 60,000,000 shares authorized,
       2,737,000 issued (Note 9)                                                   27,370                    -
  Common stock ("Shares"), $0.01 par value;
       140,000,000 Shares authorized and
       26,320,336 and 25,899,866 Shares issued,
       respectively                                                               263,203                 258,998
  Additional paid-in capital                                                  292,977,204             239,446,270
  Accumulated deficit                                                         (16,179,428)            (14,308,277)
  Loan receivable - officer (Note 11)                                            (964,999)                   -
  Less common stock in treasury
       at cost (506,497 Shares)                                                (1,743,075)             (1,743,075)
                                                                             ------------            ------------
       Total shareholders' equity                                             274,380,275             223,653,916
                                                                             ------------            ------------
       Total liabilities and shareholders' equity                            $655,975,731            $569,669,813
                                                                             ============            ============


    The accompanying notes are an integral part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months                    For the Nine Months
                                                     Ended September 30,                    Ended September 30,
                                                -------------------------------         -------------------------------
                                                    1997                1996               1997                1996
                                                -----------         -----------         -----------         -----------
Revenue:
 Rental                                         $26,785,357         $24,511,073         $76,493,968         $65,106,795
 Management fees and
   reimbursements (Note 2)                          940,321                -              2,208,725                -
 Other interest income                              418,575             276,112             955,918             722,215
 Interest income from MBS                           187,879             225,722             592,910             728,979
 Interest from mortgage
   loans (Note 5)                                    84,076             320,756             252,579           1,365,527
                                                -----------         -----------         -----------         -----------
 Total revenue                                   28,416,208          25,333,663          80,504,100          67,923,516
                                                -----------         -----------         -----------         -----------

Expenses:
 Property operating                               6,616,841           6,511,091          18,545,668          15,495,294
 Repairs and maintenance                          2,034,623           1,834,648           5,531,085           4,799,347
 Real estate taxes                                2,445,342           2,120,795           7,163,713           6,436,509
 Property management fees to
   an affiliate (Notes 2 and 10)                     47,466           1,190,521             866,771           3,142,998
 Property management operations                   1,463,113             319,958           3,618,844             976,764
 General and administrative
   (Note 2)                                       1,170,175             946,238           3,321,934           2,581,552
 Corporate taxes                                     80,137              89,648             249,139             263,429
 Professional fees                                   51,712              34,195             156,710             150,787
 Interest (Note 7)                                5,975,959           5,796,867          17,461,212          14,714,314
 Costs associated with the
   Advisor Transaction (Note 2)                        -                   -              1,200,000                -
 Amortization of intangible
   assets (Note 2)                                3,258,049             336,192           4,784,506             784,448
 Depreciation and amortization                    8,500,562           7,964,529          24,079,513          20,950,314
 Provision for losses on real
   estate investments (Note 3)                    1,850,000           7,500,000           1,850,000           7,500,000
 Non-recurring charges                                 -                287,059                -                287,059
 Asset management fees to
   an affiliate (Note 10)                              -                   -                   -                392,636
                                                -----------         -----------         -----------         -----------
 Total expenses                                  33,493,979          34,931,741          88,829,095          78,475,451
                                                -----------         -----------         -----------         -----------

Loss from operations                             (5,077,771)         (9,598,078)         (8,324,995)        (10,551,935)

Minority interest in
 operating partnership                              917,013             795,967           1,488,214             857,541

Joint venture net income
 (loss), net of minority
 interest (Note 4)                                  110,058             434,503            (308,886)          1,050,508
                                                -----------         -----------         -----------         -----------

Loss before gains on sales
 and extraordinary item                          (4,050,700)         (8,367,608)         (7,145,667)         (8,643,886)

Gains on sales of properties,
 net of minority interest
 (Note 3)                                              -                996,322           5,364,707             996,322
                                                -----------         -----------         -----------         -----------








                                   (Continued)

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Three Months                       For the Nine Months
                                                      Ended September 30,                       Ended September 30,
                                                --------------------------------         -------------------------------
                                                    1997                1996                1997                1996
                                                -----------          -----------         -----------         -----------

Loss before
 extraordinary item                              (4,050,700)          (7,371,286)         (1,780,960)         (7,647,564)

Extraordinary item, net of
 minority interest (Note 7)                         (90,191)            (150,781)            (90,191)           (150,781)
                                                ------------         ------------        ------------        -----------

Net loss                                         (4,140,891)          (7,522,067)         (1,871,151)         (7,798,345)

Income allocated to
 preferred shareholders                             (85,531)                -                (85,531)               -
                                                -----------          -----------         -----------         -----------

Net loss allocated to
 common shareholders                             (4,226,422)          (7,522,067)         (1,956,682)         (7,798,345)
                                                ===========          ===========         ===========         ===========

Per share:

 Loss before
   extraordinary item                           $      (.16)         $      (.29)        $      (.07)        $      (.30)
                                                ===========          ===========         ===========         ===========

 Net loss                                       $      (.16)         $      (.30)        $      (.07)        $      (.31)
                                                ===========          ===========         ===========         ===========

 Weighted average Shares                         25,738,248           25,393,299          25,547,631          25,393,072
                                                ===========          ===========         ===========         ===========




























    The accompanying notes are an integral part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)


                                                                                          Additional
                           Series 1997-A Convertible                                       Paid-in
                             Preferred Stock at par          Common Stock at par           Capital
                             ----------------------         ------------------------      ----------
                             No.of Shares        Amount     No.of Shares      Amount
                             ------------        ------     ------------      ------
Balance,
December 31,
1996                              -          $  -           25,393,369      $258,998     $239,446,270

Net loss                          -             -                 -             -                -

Issuance of
  Preferred shares           2,737,000        27,370              -             -          65,825,630

Stock option
  grants (Note 10)                -             -                 -             -              16,938

Issuance of
  common stock
  (Note 10)                       -             -               86,956           870          999,130

Conversion of Units
  to common shares                -             -              332,796         3,328        4,125,505

Stock purchase
  loan-net (Note 10)              -             -                 -             -                -

Proceeds from the
  exercise of
  stock warrants                  -             -                  718             7            8,459

Dividends                                                                                 (17,444,728)
                             ---------       -------        ----------      --------     ------------

Balance,
September 30,
1997                         2,737,000       $27,370        25,813,839      $263,203     $292,977,204
                             =========       =======        ==========      ========     ============





                                                   Loan            Treasury
                                Accumulated      Receivable-        Stock
                                  Deficit         Officer          at cost               Total
                                -----------      ----------       -----------        -------------

Balance,
December 31,
1996                            $(14,308,277)      $    -         $(1,743,075)       $223,653,916

Net loss                          (1,871,151)           -                -             (1,871,151)

Issuance of
  Preferred shares                      -               -                -             65,853,000

Stock option
  grants (Note 10)                      -               -                -                 16,938

Issuance of
  common stock
  (Note 10)                             -               -                -              1,000,000

Conversion of Units
  to common shares                      -               -                -              4,128,833

Stock purchase
  loan-net (Note 10)                    -           (964,999)            -               (964,999)

Proceeds from the
  exercise of
  stock warrants                        -               -                -                  8,466

Dividends                               -               -                -            (17,444,728)
                                ------------       ---------      -----------        ------------

Balance,
September 30,
1997                            $(16,179,428)      $(964,999)     $(1,743,075)       $274,380,275
                                ============       =========      ===========        ============








                     The accompanying notes are an integral
                       part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                ----------------------------------
                                                                                    1997                  1996
                                                                                -----------           -----------
Operating activities:
    Net loss                                                                    $(1,871,151)          $(7,798,345)
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                         24,079,513            20,950,314
           Amortization of intangible assets and
              costs related to workforce acquired                                 5,984,506               784,448
           Provision for losses on real estate investments                        1,850,000             7,500,000
           Joint venture net (income) loss                                          308,886            (1,050,509)
           Distributions received from joint ventures                                  -                1,050,509
           Gains on sales of properties                                          (5,364,707)            (996,322)
           Non-employee stock option plan                                            16,938                 -
           Stock purchase loan forgiveness                                           35,001                 -
           Discount amortization                                                   (111,764)            (398,226)
           Minority interest in operating partnership                            (1,488,214)            (857,541)
           Write-off of deferred financing costs                                     36,512              150,781
           Amortization of deferred financing costs                               1,114,021              679,691
           Increase in escrows and other assets                                  (1,918,207)          (5,266,280)
           Increase in accrued real estate taxes,
             other liabilities and accounts payable                               2,283,986            3,529,465
           Increase in tenant security deposits and
             prepaid rents                                                        1,133,473              490,667
                                                                                -----------          -----------
               Net cash provided by operating activities                         26,088,793            18,768,652
                                                                                -----------           -----------
Investing activities:
    Cost to acquire properties                                                  (69,954,881)          (34,529,783)
    Land acquisition and construction in progress                                (7,332,131)          (10,889,164)
    Proceeds from sale of properties                                             38,757,165            11,209,673
    Recurring capital expenditures                                               (3,577,568)           (2,899,807)
    Rehabilitation and non-recurring
      capital expenditures                                                       (9,688,021)           (9,110,896)
    Distributions from the sale of joint
      venture asset                                                               7,980,345                  -
    Distributions received from joint ventures
      in excess of earnings                                                       1,481,560             1,014,101
    Contributions to joint venture                                               (2,584,561)                 -
    Proceeds from the payoff of mortgage loans                                         -                7,016,547
    Principal collections on MBS                                                  1,250,097             1,988,719
    Principal collections on mortgage loans                                       1,883,198               750,550
    Escrows for construction and replacement                                       (372,692)           (5,033,055)
    Cost to acquire workforce and intangibles                                      (559,239)             (447,679)
                                                                                -----------           -----------
               Net cash used for investing activities                           (42,716,728)          (40,930,794)
                                                                                -----------           -----------
Financing activities:
    Net proceeds from the issuance of
      preferred stock                                                            65,853,000                  -
    Advances under credit agreements                                              7,400,000            48,970,000
    Payments on credit agreements                                               (25,050,000)                 -
    Payment on repurchase agreement                                              (1,300,000)           (1,650,000)
    Payment of financing costs                                                     (354,509)             (985,253)
    Principal payments on mortgage notes payable                                 (7,059,652)           (8,212,625)
    Proceeds from the exercise of stock warrants                                      8,466                 5,884
    Dividends                                                                   (17,444,728)          (17,140,367)
    Distributions to minority interest                                           (3,381,361)           (1,108,570)
                                                                                -----------           -----------
               Net cash provided by financing activities                         18,671,216            19,879,069
                                                                                -----------           -----------
Net increase (decrease) in cash and cash equivalents                              2,043,281            (2,283,072)
Cash and cash equivalents, beginning of period                                    7,015,953            11,142,710
                                                                                -----------           -----------
Cash and cash equivalents, end of period                                        $ 9,059,234           $ 8,859,638
                                                                                ===========           ===========

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                                                      For the Nine Months
                                                                      Ended September 30,
                                                                ----------------------------------
                                                                    1997                  1996
                                                                -----------           ------------
Supplemental disclosure of non-cash financing
  and investing activities:

       Property contributed by minority
           interest                                             $36,298,716           $80,817,180
       Cash to minority contributors                             (1,310,354)          (18,796,019)
       Debt assumed from minority
           contributors                                         (24,588,414)          (41,306,073)
                                                                -----------           -----------

           Increase in minority interest
               for unrelated parties                            $10,399,948           $20,715,088
                                                                ===========           ===========

       Units related to intangible
           assets acquired (Note 2)                             $18,837,500           $13,000,000
                                                                ===========           ===========

       Conversion of Units to Shares                            $ 4,128,833           $      -
                                                                ===========           ===========
       Debt assumed in conjunction with
         property acquired via exchange of
         joint venture asset                                    $ 5,719,237           $      -
                                                                ===========           ===========

       Properties acquired via exchange of
         joint venture asset                                    $ 8,230,763           $      -
                                                                ===========           ===========

       Debt assumed in conjunction with
         property acquisition                                   $ 6,574,323           $      -
                                                                ===========           ===========

       Reclassification of construction in progress
         to multifamily apartment complexes                     $ 1,812,855           $ 5,291,353
                                                                ===========           ===========



















                      Theaccompanying notes are an integral
                        part of the financial statements.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Company.

         In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

         The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.       Property Manager Transaction

         On February 26, 1997, the Board of Directors, acting on the recommendation of a special committee comprised solely of outside directors, approved the acquisition of the workforce and other assets of a company affiliated with certain officers and directors which provided multifamily property management services to the Company ("Property Manager"). The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million units of the Operating Partnership ("Units") with a value of approximately $17.6 million.

         At the time of the contribution, the Property Manager managed 57 apartment communities, including the Company's 35 assets, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company no longer pays management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company receives management fees and reimbursements associated with 22 third-party management contracts acquired. Those contracts are primarily with partnerships affiliated with certain directors and officers of the Company. The Company continues to engage an affiliated company to manage its retail assets.

         The Board's actions were initiated to maximize shareholder value and to align the organization of the Company to be consistent with the structure preferred by institutional investors, rating agencies and market analysts.

         The Special Committee retained the services of an investment banking firm and an independent law firm to identify and evaluate the options available to the Company to achieve its goal of being self-managed. The process included,

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


2.       Property Manager Transaction - Continued

         among other things, a review of the existing contractual arrangements with a company affiliated with certain officers and directors, identification of the employees, office space, computer systems and software, policies and procedures and other business documentation required.

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

         The value of the assets acquired was determined by evaluating the future cash flows attributable to the third-party management contracts as well as the immediate operating efficiencies obtained through the acquisition of a cohesive assembled workforce. Accordingly, the value of the transaction was allocated to intangible assets associated with third-party management contracts and the workforce acquired. The Company recorded intangible assets of $4.4 million based on discounted cash flows from third-party property management contracts which is being amortized on a straight-line method over four years. The value of intangible assets associated with the workforce acquired, $13.2 million, is being amortized on a straight-line method over a 3-year period.

         As a result of communication between the Company and the staff of the Securities and Exchange Commission ("SEC"), the Company has agreed with the SEC to adopt a shorter life for the assets acquired related to the Property Manager and Advisor transactions. Effective with its filings for the third quarter of 1997, the Company will amortize the intangible assets acquired on the straight-line basis over 3 years, rather than the 10 and 15 year lives which was originally adopted. The effect on income before extraordinary items of this change in accounting estimate is approximately $2.3 million or $.09 per share as of September 30, 1997.

3.       Multifamily and Retail Property

         As of September 30, 1997, the Company had investments in 49 properties in 8 states consisting of 46 multifamily apartment communities having 14,990 units and 3 retail centers with a total of 479,805 square feet of leasable space. One retail center (160,342 square feet) is owned through a joint venture investment.











                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


3.       Multifamily and Retail Property - Continued

         The following summarizes the carrying value of the Company's multifamily apartment communities, retail center and property held for sale (in thousands):

                                                                      September 30,           December 31,
                                                                          1997                    1996
                                                                      ------------            -----------
          Land                                                         $ 86,073                $ 76,525
          Buildings and improvements                                    485,657                 419,932
          Appliances, carpeting and equipment                           101,469                  82,971
                                                                       --------                --------

          Total multifamily and retail property                         673,199                 579,428
          Accumulated depreciation                                     (118,234)               (106,870)
                                                                       --------                --------
                                                                       $554,965                $472,558
                                                                       ========                ========

         Acquisitions

         Year-to-date, the Company has acquired 12 multifamily apartment communities containing 2,807 apartment units for a total consideration of approximately $125.0 million. The Company paid cash of approximately $77.0 million, assumed debt of approximately $37.0 million and issued Operating Partnership Units with a value of approximately $11.0 million.

         On January 1, 1997, the Company acquired Westchester Apartments, a 345-unit apartment community located in Silver Spring, Maryland, for $16.1 million. The Company paid cash of $856,243, assumed debt of approximately $11.4 million and issued 388,333 Operating Partnership Units, 50,000 of which will be issued January, 1998, with a value of approximately $3.8 million. The debt agreement requires monthly principal and interest payments based on an interest rate of 8.25% along with monthly funding of real estate tax escrows.

         On May 13, 1997, in conjunction with the exchange of Brookwood Village, the Company acquired Polos West Apartments and Sunchase Apartments for an aggregate price of approximately $13.9 million (See Note 4). Polos West is a 200-unit garden style apartment community located in Winter Garden, Florida, a suburb of Orlando. In conjunction with the acquisition of this asset, the Company assumed $5.7 million in debt which matures December, 2003. The debt agreement requires monthly principal and interest payments at a rate of 7.45% along with monthly real estate tax escrow funding. Sunchase is a 168-unit garden style apartment community located in Bradenton, Florida.

         In the third quarter of 1997, the Company acquired a package of four multifamily apartment communities from the same seller for approximately $27.4 million. The Company paid cash of approximately $1 million, assumed debt of approximately $19.8 million and issued 582,930 Operating Partnership Units, 67,660 of which will be issued in January, 1998, with a value of approximately $6.6 million. The mortgage notes require monthly installments of principal and interest and mature at various dates through 2023. Interest rates on the notes are at 7.5%. The apartment communities which were acquired are summarized as follows:

                                           Date of                                                 Number
         Property Name                   Acquisition                Location                      of Units
         -------------                   -----------          ---------------------               --------
         The Cove                         7/22/97             Glen Burnie, Maryland                  181
         Lighthouse                       7/22/97             Glen Burnie, Maryland                  120
         Berkshires by the
          Chesapeake                     7/22/97             Millersville, Maryland                  144
         Lamplighter                     9/22/97             Glen Burnie, Maryland                   168
                                                                                                     ---
                                                                                                     613
                                                                                                     ===

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


3.       Multifamily and Retail Property - Continued

         On September 26, 1997, the Company acquired four multifamily apartment communities for an all-cash purchase price of approximately $60.3 million. The Company used a significant portion of the proceeds from the issuance of 2,737,000 shares of Series 1997-A Convertible Preferred Stock (the "Preferred Stock") to acquire these properties. The apartment communities which were acquired are summarized as follows:

                                                                         Number
         Property Name                   Location                       of Units
         -------------                   --------                       --------
         Huntington Lakes                Dallas, Texas                     405
         Huntington Brook                Dallas, Texas                     320
         Huntington Ridge                Irving, Texas                     232
         Sweetwater Ranch                Dallas, Texas                     312
                                                                         -----
                                                                         1,269
                                                                         =====

         On September 29, 1997, the Company acquired Summer Place Apartments for an all-cash purchase price of $7 million. Summer Place is a 212-unit apartment community located in Addison, Texas. The Company used a portion of the proceeds from the Preferred Stock to acquire the property.

         Development

         In the first quarter of 1997, the Company completed the construction of 96- units as an additional phase to Brookfield Trace, an existing apartment community in Mauldin (Greenville), South Carolina. The phase cost approximately $6.7 million. In 1996, $4.7 million or 72 apartment units was transferred to multifamily assets on the Consolidated Balance Sheets.

         In the fourth quarter of 1996, the Company began construction of Crooked Creek Apartments, a 296-unit apartment community in Durham, North Carolina. The project is currently estimated to cost approximately $20.2 million. As of September 30, 1997, the Operating Partnership has invested approximately $5.7 million of construction costs.

         In the first quarter of 1997, the Company purchased a parcel of land in Greenville, South Carolina for approximately $3.0 million. The Company also owns two other parcels of land located in Dallas, Texas and Greenville, South Carolina. Development plans are under consideration for these sites.

         Dispositions

         On January 15, 1997, the Company sold Howell Commons Apartments, a 348-unit apartment community located in Greenville, South Carolina for $13.0 million. The property had a depreciated cost basis of approximately $6.4 million and resulted in a gain on sale of approximately $5.4 million, net of minority interest. The net proceeds, after the repayment of indebtedness, was used to paydown short term borrowings and will ultimately be used for the development of Crooked Creek.

         It is the intention of the Company to use the proceeds from the sales of its retail properties and reinvest those proceeds into multifamily properties.

         On March 25, 1997, the Company sold Banks Crossing, a 243,660 square foot retail center in Fayetteville, Georgia for approximately $13.8 million which was its carrying value.



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


3.       Multifamily and Retail Property - Continued

         On August 6, 1997, the Company sold Crossroads Shopping Center for cash of $12 million which was its carrying value. Crossroads is a 211,186 square foot retail center located in Atlanta, Georgia.

         In December, 1996, the Company sold Greentree Plaza. In accordance with the purchase and sale agreement, the Operating Partnership, as seller, was required to escrow funds at closing. During the second quarter of 1997, all conditions of the agreement were satisfied and, as a result, approximately $59,000, net of minority interest, was recorded as a gain on sale of properties.

         Impairment of Long-Lived Assets

         In the third quarter of 1997, the Operating Partnership has recorded a provision for losses of approximately $1.8 million on Tara Crossing. The provision represents the difference between the carrying value and the estimated fair value of the asset less estimated cost to sell. The Company began actively marketing this asset for sale in the third quarter of 1997 and has reclassified this asset to assets held for sale.

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

                        CONDENSED COMBINED BALANCE SHEETS

                                                         Assets
                                                                         September 30,            December 31,
                                                                             1997                    1996
                                                                         ------------            ------------
                                                                          (Unaudited)
      Property at cost                                                   $ 53,901,744            $114,358,875
      Less accumulated depreciation                                       (15,524,853)            (40,173,598)
                                                                         ------------            ------------

                                                                           38,376,891              74,185,277
      Other assets                                                          3,368,024               2,774,699
                                                                         ------------            ------------
          Total assets                                                   $ 41,744,915            $ 76,959,976
                                                                         ============            ============

                                            Liabilities and Partners' Equity

      Liabilities                                                        $    655,953            $  4,858,639
                                                                         ------------            ------------
      Partners' equity:
        The Company                                                        20,512,712              36,036,723
        Joint venture partner                                              20,576,250              36,064,614
                                                                         ------------            ------------
          Total partners' equity                                           41,088,962              72,101,337
                                                                         ------------            ------------
          Total liabilities and partners' equity                         $ 41,744,915            $ 76,959,976
                                                                         ============            ============

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


4.  Investments in Unconsolidated Joint Ventures - Continued

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the Three Months                        For the Nine Months
                                            Ended September 30,                         Ended September 30,
                                       --------------------------------            -------------------------------
                                          1997                  1996                  1997                 1996
                                       ----------            ----------            ----------          -----------
      Revenue                          $1,685,345            $3,384,151            $7,531,330          $9,770,685
      roperty operating
          expenses                       (823,248)           (1,432,364)           (3,854,979)         (4,582,340)
      Depreciation                       (580,957)             (981,893)           (2,273,436)         (2,904,780)
      Provision for loss                     -                     -               (1,472,096)               -
      Loss on sale                        (19,880)                 -                 (686,760)               -
                                       ----------            ----------           -----------          ----------
          Net income (loss)            $  261,260            $  969,894           $  (755,941)         $2,283,565
                                       ==========            ==========           ===========          ==========
      Allocation of
        net income (loss):
          The Company                  $  130,861            $  485,591           $  (377,012)         $1,143,224
          Joint venture
            partner                       130,399               484,303              (378,929)          1,140,341
                                       ----------            ----------           -----------          ----------
                                       $  261,260            $  969,894           $  (755,941)         $2,283,565
                                       ==========            ==========           ===========          ==========


5.       Mortgage Loans and Other Loans Receivable

         As of September 30, 1997, the Company held one mortgage loan with a principal balance of approximately $3.0 million and a discount of $649,000. The mortgage loan is collateralized by a 120-unit apartment complex in Palm Bay, Florida. The loan receivable, which had a principal balance of approximately $1.1 million and was personally guaranteed by an unaffiliated party, was paid off in the third quarter of 1997.

6.       Mortgage-Backed Securities (MBS)

         At September 30, 1997, the Company's MBS portfolio had an approximate market value of approximately $8.3 million and gross unrealized gains of $323,000 with maturity dates ranging from 2008 to 2021. Weighted average yield on the portfolio is 9.1%. The Company does not expect to realize these gains as it has the intention and ability to hold the MBS portfolio until maturity.

         At December 31, 1996, the Company's MBS portfolio had an approximate market value of $9.8 million against a carrying value of approximately $9.2 million and gross unrealized gains of $616,000.













                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


7.       Credit Agreements and Mortgage Notes Payable

         At September 30, 1997, the Company had two lines of credit to provide for future acquisitions, development and general business obligations. The Company also had in effect a Repurchase Agreement to provide for short-term borrowings.

         The following summarizes the Company's borrowings on the Master Credit Facility with the Federal National Mortgage Association as of September 30, 1997:

                                              Contract          Contract
                                                Start             End               Interest
     Borrowings                                 Date             Date(a)              Rate            Amount
     ----------                               --------          --------            --------       -----------
     Revolver                                  9/02/97          11/02/97 (1)        6.155%         $28,965,000
     Fixed                                    11/22/95          11/20/05            6.997%          50,000,000
     Fixed                                     9/20/96           9/20/03            7.540%          13,345,000
                                                                                                   -----------
                                                                                                   $92,310,000
                                                                                                   ===========

         The following summarizes the Company's borrowings on the Credit Agreement with the BankBoston and Mellon Bank as of September 30, 1997:

                                              Contract          Contract
                                                Start             End               Interest
     Borrowings                                 Date             Date(a)              Rate            Amount
     ----------                               --------          ---------           --------       ---------
     LIBOR contract                            5/28/97          10/27/97 (2)        7.1563%        $13,000,000
     LIBOR contract                            6/24/97          10/29/97 (2)        7.1563%          8,700,000
     LIBOR contract                            3/31/97          10/29/97 (2)        7.1563%          4,400,000
                                                                                                   -----------
                                                                                                   $26,100,000
                                                                                                   ===========

     (1) On November 2, 1997, the Company repriced the revolver to a new maturity of December 3, 1997 at a rate of 7.28% per annum.

     (2) On November 10, 1997, the Company paid down these contracts with a portion of the proceeds from the sale of 10 million shares of common stock (the "Offering") (See Note 12).


     Effective July 16, 1997, the interest rate on the Company's $28.4 million revolving credit line with BankBoston and Mellon Bank was reduced from 175 basis points over LIBOR to 150 basis points over LIBOR.

     The following summarizes the Company's borrowings on the Repurchase Agreement collateralized by MBS as of September 30, 1997:

                                               Contract         Contract
                                                Start             End               Interest
                                                Date             Date(a)              Rate            Amount
                                               -------          --------            --------          ------
     Repurchase Agreement                      9/19/97          11/14/97              5.65%        $8,000,000


     (a) On November 14, 1997, the Company paid down this borrowing with a portion of the proceeds from the Offering (See Note 12).

     The Credit Agreement and the Master Credit Facility require the Company to maintain certain debt service coverage ratios, liquidity and collateral coverages as further defined in the loan documents, all of which were met on September 30, 1997.




                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


7.       Credit Agreements and Mortgage Notes Payable - Continued

         In 1995 the Company entered into a five-year interest rate swap contract with a bank as counterparty. Under the swap arrangement, the Company will pay 6.06% on a $40 million notional amount and will receive LIBOR (based on 90 day contracts). The swap arrangement is intended to protect the Company from significant interest rate exposure on its anticipated revolving facilities. The current swap amount will cover floating rate debt under revolvers in the near term. The Company will continually reassess its interest rate exposure relative to debt levels and will execute additional interest rate protection as circumstances dictate.

         On September 30, 1997, the Company paid off a mortgage note collateralized by Hunters Glen Apartments, a property currently owned by the Company, which had a principal balance of $5.5 million as of the payoff date. The mortgage note required interest at a rate of 9% and had a maturity date of March, 2000. The payoff required a prepayment premium of $53,679, net of minority interest, and necessitated the write-off of deferred costs of $36,512, net of minority interest. Proceeds from the Credit Agreement with BankBoston and Mellon Bank were used to pay off the debt.

8.       Minority Interest

         Minority interest in the Operating Partnership consists of the following at September 30, 1997 (in thousands):

              Balance, beginning of year                      $36,609
              Value of Units issued to
                 Minority Unitholders:
                   Affiliated parties                          18,837
                   Unrelated parties                           10,400
              Conversion of Units to Shares                    (4,129)
              Distribution to Unitholders                      (3,381)
              Minority income allocation                         (438)
                                                              -------
              Balance at September 30, 1997                   $57,898
                                                              =======

         On March 19, 1997, an additional 109,091 Operating Partnership Units were issued in conjunction with the March 1, 1996 acquisition of the Company's Advisor ("Advisor Transaction"). The total value of the additional Units, $1.2 million, has been expensed as a cost associated with the Advisor Transaction.

         As reported in the Company's Annual Report on Form 10-K as of December 31, 1996, the Company acquired the workforce and other assets of the Advisor on March 1, 1996 in exchange for 1.3 million Units in the Operating Partnership. Additional Units, in $1.2 million increments and up to a total of $7.2 million in value, may be issued during a six-year period if certain Share price benchmarks are achieved. On March 19, 1997, the first Share price benchmark was achieved and the Operating Partnership issued an additional 109,091 Units representing $1.2 million in value to BCLP which has been expensed as a cost associated with the Advisor Transaction. Subsequent to September 30, 1997, the second Share price benchmark was achieved and the Operating Partnership issued an additional 100,000 Units representing $1.2 million in value to BCLP which will be expensed as a cost associated with the Advisor Transaction in the fourth quarter of 1997.





                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


9.       Shareholders' Equity

         On September 25, 1997, the Company sold 2,737,000 shares of Series 1997-A Cumulative Preferred stock (the "Preferred Shares"), $.01 par value, to affiliates of Westbrook Partners, LLC at $25.00 per share and will pay a preferred dividend of 9%. Holders of Preferred shares are entitled to receive, if declared by the Board, preferential quarterly cash dividends. Each Preferred Share is convertible at the option of the holder beginning September 19, 1998 into 2.1044 shares of Common Stock, based on a conversion price of $11.88 per share of common stock, subject to certain adjustments as defined in the agreement. In the event of the Company's termination as a REIT, each holder of Preferred Shares will have the right to require the Company to redeem any or all of such holders Preferred Shares at a redemption price per share equal to 115% of the sum of the stated value ($25.00) and all accrued and unpaid dividends.

         The terms of the Preferred Shares provide that it will rank prior to any other series of preferred stock, prior to Common Stock and prior to any other class or series of capital stock of the Company with respect to the payment of dividends, the right to redemption and the distribution preference in the event of a change in ownership or the liquidation, dissolution or winding up of the Company.

10 .     Related Party Transactions

         In addition to property management fees, the following is a summary of fees and reimbursements to an affiliate for the nine months ended September 30 (in thousands):

                                                     1997            1996
                                                     -----          ------
         Costs reimbursements related
               to the operation of the
               Company's properties                  $ 231          $1,234

         Fees and reimbursements for
               administrative services               $ 984          $  513

         As a result of the Property Manager transaction as described in Note 2, the Company no longer reimburses an affiliate for services related to multifamily property operations.

11.      Stock Plans

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


11.      Stock Plans - Continued

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

                                                          Exercise Price
                                                         ----------------
Options granted, 1996                624,000             $ 9.75 - $10.25
Options granted, 1997                520,300             $10.75 - $11.00
                                   ---------

Balance September 30, 1997         1,144,300
                                   =========

Options exercised                     -
                                   =========
Options available for grant
  at September 30, 1997              355,700
                                   =========


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

12.      Subsequent Events

         Public Offering

         In the fourth quarter of 1997, the Company completed an offering (the "Offering") of ten million shares of common stock providing net cash proceeds of approximately $103.2 million. The Company will use the proceeds to fund $32.1 million to acquire a portfolio of 18 apartment communities in the greater Baltimore area and the related management operations of the Questar Companies (the Questar Transaction); to repay $63 million in variable rate debt and the remainder for general corporate purposes. The Company has filed a Registration Statement and Prospectus on October 7, 1997 and a Prospectus Supplement dated November 4, 1997 describing the Offering.

         Acquisition of Properties

         In the fourth quarter of 1997, the Company acquired the Questar Portfolio with a portion of the proceeds from the Offering for approximately $167 million. The Company paid cash of 2, assumed debt of approximately $145 and issued Operating Partnership Units with a value of approximately $20 million.

         Dividend Declaration

         On November 13, 1997, the Board approved a dividend of $.2325 per share payable on February 15, 1998 to the shareholders of record on February 1, 1998.

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

     On September 25, 1997, the Company sold 2,737,000 shares of the Company's Series 1997-A Cumulative Preferred stock (the "Preferred Shares") which provided net proceeds of approximately $65.9 million (See Note 9 to the Consolidated Financial Statements).

     As reported in the Company's Annual Report on Form 10-K as of December 31, 1996, the Company acquired the workforce and other assets of the Advisor on March 1, 1996 in exchange for 1.3 million Units in the Operating Partnership. Additional Units, in $1.2 million increments and up to a total of $7.2 million in value, may be issued during a six-year period if certain Share price benchmarks are achieved. On March 19, 1997, the first Share price benchmark was achieved and the Operating Partnership issued an additional 109,091 Units representing $1.2 million in value to BCLP which has been expensed as a cost associated with the Advisor Transaction. Subsequent to September 30, 1997, the second Share price benchmark was achieved and the Operating Partnership issued an additional 100,000 Units representing $1.2 million in value to BCLP which will be expensed as a cost associated with the Advisor Transaction in the fourth quarter of 1997.

B.   Results of Operations:

     The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and constant properties. The following analysis compares the results of operations for the three and nine months ended September 30, 1997 and 1996.

     Net loss for the nine months ending September 30, 1997 decreased by approximately $5.9 million when compared to the same period in 1996 primarily as a result of a gain of approximately $5.4 million, net of minority interest, on the sale of Howell Commons Apartments in January, 1997.

     Income and Expenses:

     Rental income and property operating expenses, including repairs and maintenance and real estate taxes increased for the three and nine month periods ended September 30, 1997 primarily due to increased weighted average apartment units. Rental revenues for the nine months ended September 30, 1997 increased approximately $11.4 million or 17% over the prior year and property operating expenses, including repairs and maintenance and real estate taxes, increased approximately $4.5 million or 17% for the same periods. Average apartment units increased 21% between 1996 and 1997.

     Detail of the Company's apartment unit growth for the nine months ended September 30, 1997 is set forth below:

                                             1997                    1996
                                             ----                    ----
    Apartment Units:
       Beginning of period                  12,435                   9,433
           Acquired                          2,807                   2,817
           Sold                              (348)                    (223)
           Completed developments               96                      72
                                            ------                  ------
       End of period                        14,990                  12,099
                                            ======                  ======
       Weighted Average Units               12,871                  10,647
                                            ======                  ======
       Percent increase                        21%

     Property management operations began in 1997 in conjunction with the Property Manager transaction as described in Note 2 to the Consolidated Financial Statements. As a result, the Company incurs expenses for the property management operations staff which includes salaries, benefits and other overhead expenses.

     General and administrative expenses increased in 1997 compared to 1996 as a result of becoming self-administered on March 1, 1996. These costs include employee salaries and benefits, administrative and office related expenses.

     Interest Expense

     Interest expense has increased because the Company has largely employed debt capital for acquisitions and development activities. The following is an analysis of weighted average debt outstanding and interest rates for the three and nine months ended September 30, 1997 and 1996 (dollars in thousands):

                                               Nine Months Ended                   Three Months Ended
                                                 September 30,                        September 30,
                                           -------------------------            ------------------------
                                             1997             1996                1997            1996
                                           --------         --------            --------        --------
  Weighted Average
   Debt Outstanding
       Fixed Rate                          $220,694         $177,734            $223,211        $204,351
       Variable Rate                         72,805           73,540              66,456          96,869
                                           --------         --------            --------        --------

          Total                            $293,499         $251,274            $289,667        $301,220
                                           ========         ========            ========        ========

  Weighted Average
   Interest Rates
       Fixed Rate                             7.70%            7.65%               7.60%           7.62%
       Variable Rate                          6.61%            6.67%               6.59%           6.60%

     Depreciation and amortization increased for the three and nine month periods ending September 30, 1997 compared to 1996 due to an increased property asset base.

     Provision for losses on real estate investments decreased from 1996 to 1997. The Company, as a result of its strategic decision to divest of its retail investments, has actively marketed the assets for sale and, as a result, has recorded provisions for losses which represents the difference between carrying value and estimated fair value less cost to sell (See Note 3 to the Consolidated Financial Statements for details).

     Joint venture net income decreased for the three and nine month periods ending September 30, 1997 compared to 1996 primarily due to the sale of Brookwood Village in the second quarter of 1997 (See Note 4 to the Consolidated Financial Statements for details).

     Gains on sales of properties represent a $5.4 million gain, net of minority interest, being recorded in 1997 due to the sale of Howell Commons Apartments in the first quarter of 1997. In the third quarter of 1996, the Company recognized a $1 million gain on the sale of Pointe West Apartments.

     Extraordinary items, net of minority interest, in both periods represents costs associated with the retirement of debt. See Note 7 to the Consolidated Financial Statements.

C.   Funds from Operations (fully adjusted for operating partnership units):

     Industry analysts generally consider Funds from Operations, FFO, to be an appropriate measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities; it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. However, FFO should not be considered by the reader as a substitute to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with net income as presented in the Consolidated Financial Statements and information presented elsewhere. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The methodology used by the Company when calculating FFO may differ from that of the other equity REIT's and, therefore, may not be comparable to such other REIT's. In addition, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments. FFO is calculated for the periods presented as follows:

                                                  Quarter Ended                              Nine Months Ended
                                                   September 30,                               September 30,
                                            -------------------------------             ---------------------------------
                                               1997                1996                    1997                 1996
                                            -----------         -----------             -----------         -------------
   Loss from operations                     $(5,077,771)        $(9,598,078)            $(8,324,995)        $(10,551,935)
   Joint venture net operating
     income                                     431,861             977,018               1,840,677            2,597,019
   Amortization of
     intangible assets                        3,258,049             336,192               4,784,506              784,448
   Costs associated with
     advisor transaction                           -                   -                  1,200,000                 -
   Depreciation                               8,492,659           7,950,701              24,054,732           20,917,523
   Provision for losses                       1,850,000           7,500,000               1,850,000            7,500,000
   Non-recurring charges                           -                287,059                    -                 287,059
   Income allocated to
     preferred shareholders                     (85,531)               -                    (85,531)                -
                                             ----------          ----------             -----------          -----------

   Funds from operations                     $8,869,267          $7,452,892             $25,319,389          $21,534,114
                                             ==========          ==========             ===========          ===========
   Funds from operations
     per share\Unit                          $      .28          $      .26             $       .81          $       .78
                                             ==========          ==========             ===========          ===========

   Weighted Average:
     Shares                                  25,738,248          25,393,299              25,547,631           25,393,072
     Units                                    6,080,590           3,280,517               5,630,483            2,241,607
                                             ----------          ----------              ----------           ----------
                                             31,818,838          28,673,816              31,178,114           27,634,679
                                             ==========          ==========              ==========           ==========

                                                    Nine Months Ended
                                                      September 30,
                                                ---------------------------
                                                  1997               1996
                                                -------            -------

    Cash flows provided by (used for):
     Operating activities                     26,089,000          18,769,000
     Investing activities                    (42,717,000)        (40,931,000)
     Financing activities                     18,671,000          19,879,000

Same-store Multifamily Communities

     The Company defines same-store apartment communities as those that are fully stabilized for the two most recent years. The operating performance of the 25 communities aggregating 8,467 units which are considered same-store is summarized below (dollars in thousands):

                                               Quarter Ended                              Nine Months Ended
                                               September 30,                                September 30,
                                    ----------------------------------         ----------------------------------
                                      1997         1996       % Change           1997         1996       % Change
                                    -------      -------      --------         --------     --------     --------

  Revenues                          $16,763      $16,232         3.3%          $49,244      $47,826         3.0%
  Expenses                            6,601        6,639       (0.6)%           19,612       19,936       (1.6)%
                                    -------      -------                       -------      -------
     Net operating income           $10,162      $ 9,593         5.9%          $29,632      $27,890         6.2%
                                    =======      =======                       =======      =======

  Average occupancy                   95.1%        94.9%                         93.9%        94.1%
  Average monthly rent
     per unit                          $689         $668                          $683         $661

     Growth in same-store multifamily revenues was 3.3% for the 1997 third quarter when compared to the 1996 third quarter. This growth was almost entirely driven by increases in average rents of 3.0% as well as a modest increase in occupancies. Year-to-date, revenues are up 3.0% which is a combination of 3.3% rent growth offset by a slight decline in occupancies.

     Expenses for the quarter ended September 30, 1997 and for the nine months ended September 30, 1997 when compared to the comparable prior year periods are down 0.6% and 1.6%, respectively.

Same-store Retail Properties

     The following summarizes the three retail centers:

                                              Quarter Ended                              Nine Months Ended
                                              September 30,                                September 30,
                                    ----------------------------------         ----------------------------------
                                      1997         1996       % Change           1997         1996       % Change
                                    -------      -------      --------         --------     --------     --------
  Revenues                          $1,447       $1,602        (9.7)%          $4,314       $4,632        (6.8)%
  Expenses                             616          527           17%           1,850        1,712          8.1%
                                    ------       ------                        ------       ------
     Net operating income           $  831       $1,075       (22.7)%          $2,464       $2,920       (15.6)%
                                    ======       ======                        ======       ======

  Average occupancy                  91.2%        93.0%                         92.2%        92.4%

     Same-store net operating income from the retail portfolio dropped $456,000 to $2,464,000 year-to-date when compared to the 1996 nine month period. The drop in NOI is primarily the result of retenanting at Tara Crossing Shopping Center in Atlanta, Georgia which, as previously mentioned, is under contract for sale.

D.   Liquidity and Capital Resources:

     The Company's net cash provided by operating activities increased from $18.8 million in 1996 to $26 million in 1997 primarily due to increased property net operating income.

     The Company's net cash used for investing activities increased approximately $1.7 million in 1997 compared to 1996 due to increased net proceeds from the sale of real estate assets of approximately $27.4 million offset by cash used in the acquisition of real estate assets increasing approximately $36.5 million.

     The Company's net cash provided by financing activities decreased approximately $1.2 million in 1997 compared to 1996 due to net borrowing activity on the Company's credit agreements fluctuating by approximately $66.6 million. The Company's decrease in net borrowing activity was significantly offset by net proceeds of approximately $65.9 million from the sale of Preferred Shares on September 25, 1997.

     Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing, proceeds from asset sales and stock offerings have been used to finance acquisitions, development, and rehabilitation of apartment communities.

     In the fourth quarter of 1997, the Company completed an offering (the "Offering") of ten million shares of common stock providing net cash proceeds of approximately $103.2 million. The Company will use the proceeds to fund $32.1 million to acquire a portfolio of 18 apartment communities in the greater Baltimore area and the related management operations of the Questar Companies (the Questar Transaction); to repay $63 million in variable rate debt and the remainder for general corporate purposes. The Company has filed a Registration Statement and Prospectus on October 7, 1997 and a Prospectus Supplement dated November 4, 1997 describing the Offering.

     For the past three years, the Company has paid between 85% and 88% of funds from operations ("FFO") in dividends, retaining the rest for recurring capital expenditures and working capital. The Company expects to increase both FFO and dividends in the future but will strive to gradually reduce the payout ratio so as to utilize some internally generated funds for growth. On August 14, 1997 the Board approved a dividend of $.2325 per share payable on November 15, 1997 to the shareholders of record on November 1, 1997. Dividends paid were $.225 in the third quarters of 1997 and 1996.

     The Company has a policy to maintain leverage at or below 50% of reasonably estimated fair value of assets. By employing moderate leverage ratios, the Company can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders. Debt as a percentage of total market capitalization was approximately 40% at September 30, 1997. Additionally, the Company's debt service coverage is 2.3 to 1.

     The Company conservatively manages both interest rate risk and maturity risk. With regard to the interest rate risk, the Company entered into a five year fixed interest rate swap agreement in 1995 with a bank for a $40 million notional contract, thereby fixing variable rate exposure on that amount at 6.06%. The Company will continually reassess its rate exposure relative to debt levels and will execute additional interest rate protection as circumstances dictate. As of September 30, 1997, the Company has fixed or hedged debt of 90% of total debt. As to maturity risk, the Company's debt has weighted average maturities of approximately 11 years.

     The Company has adequate sources of liquidity to meet its current cash flow requirements including dividends, capital improvements and development underway.

E.   Business Conditions/Risks:

     The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's stabilized apartment communities, physical occupancy was 96.5% as of September 30, 1997 which is similar to current market occupancies. The Company continues to maintain competitive rental rates by providing superior services combined with well-maintained assets which sets the Company apart from its competition. Through intense asset management efforts, the Company expects to realize solid performances from the real estate assets, however, no assurances can be made in this regard.

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

G.   Recently Issued Accounting Pronouncements

     Financial Accounting Standards Board Statement No. 128 ("FAS 128") "Earning Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1997. FAS 128 specifies the computation, presentation and disclosure requirements for net income per share. FAS 128 also requires the presentation of diluted net income per share which the Company was not previously required to present under generally accepted accounting principles.

     Financial Accounting Standards Board Statement No. 129 ("FAS 129") "Disclosure of Information about Capital Structure" is effective for financial statements issued for periods ending after December 31, 1997. FAS 129 establishes standards for disclosure of information about securities, liquidation preference of preferred stock and redeemable stock.

     Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ending December 31, 1998. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principles.

     Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosures about Segments of and Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

     The Company does not believe that the implementation of FAS 128, FAS 129, FAS 130 or FAS 131 will have a material impact on its financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION




  Item 1.       Legal Proceedings
                Response:  None

  Item 2.       Change in Securities
                (a)     None

                (b) On September 25, 1997, the Company sold 2,737,000 shares of the Company's Series A Cumulative Preferred Stock, $.01 par value, and will pay a dividend of 9%. This stock ranks senior to the Company's Common Stock.

  Item 3.       Defaults upon Senior Securities
                Response:  None

  Item 4.       Submission of Matters to a Vote of Security Holders Response:
                On June 23, 1997, the Company filed a proxy statement with the Securities and Exchange Commission.

  Item 5.       Other Information
                Response: A prospectus supplement with respect to the Public Offering was filed on November 5, 1997.

  Item 6.       Exhibits and Reports on Form 8-K
                (a)     Exhibits
                        Response: None

                (b)     Reports on Form 8-K
                        A report on Form 8-K dated October 15, 1997 was filed which included information regarding Items 1, 2, 5 and 7 on the Form 8-K. Included in Item 7 were financial statements, pro forma information and exhibits. The report was filed in connection with the Company's Private Placement, public offering and pending acquisition of eighteen multifamily properties in Baltimore, Maryland.

                        A report on Form 8-K dated October 15, 1997 was filed which included information regarding Item 7 on Form 8-K which included exhibits. The exhibits were filed in connection with the prospectus supplement to the prospectus included with the Company's Registration Statement.

                        A report on Form 8-K dated October 24, 1997 was filed which included information regarding Item 5 on Form 8-K. The report was filed with respect to the Company's press release dated October 23, 1997.

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




























DATE:   November 14, 1997