Form 10-K
period 1997-12-31
BERKSHIRE REALTY CO INC /DE
filed 1998-03-31
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended      December 31, 1997
                                          -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to _______________

                      Commission file number      1-10660
                                             ----------------------------

                        Berkshire Realty Company, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                            04-3086485
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)

470 Atlantic Avenue, Boston, Massachusetts                       02210
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (617) 423-2233
                                                          --------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title                                   Name of Exchange on which Registered
   -----                                   ------------------------------------
Common Stock                                        New York Stock Exchange
$.01 par value
Warrants to purchase common stock                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  [X]        No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K     [ ].

Aggregate market value of voting securities held by non-affiliates of the registrant was approximately $411,289,000 as of March 2, 1998.

As of March 2, 1998 there were 36,656,925 shares of the registrant's common stock outstanding.

Documents incorporated by reference: See Item 14 herein. The exhibit index is located on pages 31 - 42. The total number of pages in this document is 123.

                                     PART I

ITEM 1.  BUSINESS

Organization

     Berkshire Realty Company, Inc. and Subsidiaries (the "Company") was formed on April 26, 1990 and commenced operations on June 27, 1991, as an equity real estate investment trust ("REIT"). The Company's several wholly-owned qualifying REIT subsidiaries have been formed in connection with multifamily asset acquisitions and financings.

     On June 4, 1991 at a special meeting, the Unitholders of Krupp Cash Plus-III Limited Partnership and Krupp Cash Plus-IV Limited Partnership (collectively the "Participating Cash Plus Partnerships") voted in favor of and agreed to participate in an exchange (the "Exchange") with the Company. On June 27, 1991, the Company, a Delaware corporation, exchanged 25,097,923 shares of its common stock ("Shares") for the assets, subject to the liabilities, of the Participating Cash Plus Partnerships. The Participating Cash Plus Partnerships then distributed the Shares received in the Exchange to their respective investors and the Participating Cash Plus Partnerships were then dissolved.

     In 1995, the Company was restructured as an umbrella partnership real estate investment trust ("UPREIT"). On May 1, 1995, the Company's assets, subject to its liabilities, were transferred to a newly formed subsidiary ("Operating Partnership") of which the Company, in its capacity as the Special Limited Partner and through its ownership of Berkshire Apartments, Inc. as the general partner, holds 83.46% of the Operating Partnership interests as of December 31, 1997. Upon transfer of its net assets, the Company was issued 25,392,452 units of the Operating Partnership ("Units") which was equal to the number of Shares outstanding on May 1, 1995.

     In connection with the organization of the Operating Partnership, on May 1, 1995 an affiliate of Berkshire Realty Advisors Limited Partnership ("Advisor"), contributed $5,000 and River Oaks Apartments, subject to mortgage debt of $5.4 million, at a valuation of $10.5 million which was approved by the independent members of the Board of Directors. The seller received 534,975 Units in the Operating Partnership ("Minority Interest") in exchange for its interest in the property. Under the agreement, the Company may not sell River Oaks Apartments until May 1, 1998. The contribution was accounted for using the purchase method. The River Oaks is a 17-story, 136-unit, multifamily complex located in the River Oaks area of Houston, Texas.

     On March 1, 1996 the Company acquired, via contribution, certain assets of an entity affiliated with a director which provided advisory and development services to the Company, in exchange for 1.3 million Units of the Operating Partnership (the "Advisor Transaction"). The transaction was valued at $13 million (based on a $10.00 per share price) and has been recorded as the acquisition of a workforce and other intangible assets. Additional Units, up to a total of $7.2 million, may be issued during a six-year period if certain share price benchmarks are achieved. During 1997, the $11.00 and $12.00 share price benchmarks were achieved and an additional 209,091 Units were issued at a value of $2.4 million. (See Note C to the Consolidated Financial Statements). The Advisor Transaction enabled the Company to eliminate fees previously incurred for asset management, acquisition and disposition functions. The Company outsources with an affiliate of a director for office administration, investor records, computer systems support, and legal services.

     On February 26, 1997, the Board of Directors, acting on the recommendation of a special committee comprised solely of outside directors, approved the acquisition of the workforce and other assets of the multifamily property manager affiliated with certain officers and directors which provided multifamily property management services to the Company (the "Property Manager"). The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million

Units with a value of approximately $17.6 million (the "Property Manager Transaction").

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

     The value of the transaction was allocated to intangible assets associated with third-party management contracts and the workforce acquired. The Company recorded intangible assets of $4.4 million based on discounted cash flows from third-party property management contracts and $13.2 million based on the value of intangible assets associated with the workforce acquired. (See Note D to the Consolidated Financial Statements).

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

Company Purpose

     The purpose of the Company is to create value for shareholders through skillful acquisition, renovation, rehabilitation, development and operation of apartment communities. Providing residents a high quality living experience through superior service-driven management is imperative to the Company's success.

Business Strategy

     The Company's primary objective is to maximize shareholder value through increases in distributable cash flow per share and appreciation in the value of its common stock. The Company seeks to grow by acquiring and developing luxury, middle and moderate income apartment communities in selected targeted markets. In particular, the Company seeks opportunities to add value through renovation and major rehabilitation projects across a broad spectrum of apartment communities. The Company's presence in 14 metropolitan areas located in Florida, Texas and the Mid-Atlantic and Southeast regions of the United States gives its portfolio geographic diversity while providing the Company with a competitive advantage in identifying and competing for acquisition and development opportunities in its target markets. The Company believes its management infrastructure allows it to grow in both its existing markets and in selected new markets without incurring substantial additional costs. The Company also seeks to maximize profitability by increasing occupancies and rents while decreasing operating costs by implementing the strategies described below.

Growth Strategy - Regional Partner

     The Company believes that local expertise is important to the success of its business. The Company, therefore, seeks to acquire the assets and operations of skilled and proven apartment owners and developers and to establish such companies as regional divisions of the Company, thereby enhancing the Company's ability to acquire, develop and manage apartment communities in such regions. This strategy offers private apartment owners and developers the opportunity to contribute their direct ownership interests in such assets to the Company in exchange for Units on a tax-deferred basis, and to have significant involvement in the future management of the Company as the head of a regional division, responsible for acquisition, development and asset management activities within such regions. These mergers should permit the Company to grow by combining each regional division's acquisition and development skills with the Company's access to capital and management expertise. The Company expects to realize economies of scale through the integration of the property management operations of the acquired portfolio into the Company's management infrastructure. Each regional division is expected to be headed by a regional president who has operated a successful apartment company in such region and has demonstrated the ability to acquire, develop and operate assets which fit the Company's criteria. The commitment of each regional president to the Company will be assured by virtue of such person's significant investment in the Company as a result of having contributed such person's portfolio for equity in the Company or the Operating Partnership.

Financing Strategy

     The Company has a policy to maintain leverage at or below 50% of the reasonably estimated value of its assets. The Company believes that based upon both its internally-generated estimated values and upon estimated values calculated using valuation parameters consistent with the Company's credit facilities, the Company is in compliance with such debt policy. The Company believes that its access to capital through its credit facilities, sources of private equity and debt financing, and utilization of Units as currency, as well as its access to the public capital markets provide it with capital to fund its acquisition, development and capital expenditure requirements as well as provide a competitive advantage over certain competitive bidders who have less access to capital.

Other Matters

     The performance of the Company's real estate investments is subject to some seasonal fluctuations resulting from changes in utility consumption and seasonal maintenance expenditures. Future performance of the Company may be impacted by unpredictable factors which include general and local economic and real estate market conditions, variable interest rates, environmental concerns, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Company's operations, and no adverse effects are anticipated in the future.

     The Company's strategic decision to divest of its retail portfolio over time and reinvest the proceeds into multifamily assets has necessitated the recognition of impairment losses on the Company's retail assets in accordance with Statement of Financial Accounting Standards Opinion No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company's share of provisions for losses recorded on its wholly-owned and joint venture owned retail assets totaled $7.2 million and $12.0 million for the years ended December 31, 1997 and 1996, respectively. The provisions for losses represent the difference between carrying value and estimated fair value less costs to sell. During 1997, the Company sold two wholly-owned retail assets and one of its joint venture investments. Subsequent to December 31, 1997, the Company's remaining retail assets were sold, including the remaining joint venture investment.

Employees

     At December 31, 1997, the Company had 956 employees.

ITEM 2.  PROPERTY

     As of December 31, 1997, the Company had investments in 68 properties in eight states consisting of 65 apartment communities having in the aggregate 18,773 units and three retail centers with a total of 639,829 square feet of leasable space. One of the retail centers is owned through a joint venture with a limited partnership whose general partner is an affiliate of a director of the Company. Subsequent to December 31, 1997, the three retail centers were sold. In addition, the Company owns two development projects located in Greenville, South Carolina totaling 296 units and Atlanta, Georgia totaling 444 units, and two parcels of land for future development located in Greenville, South Carolina. The Company has contracted to acquire three development properties from the Questar Partner as a result of the transaction described in Note E to the Consolidated Financial Statements. The Company also entered into a Development Acquisition Agreement with an affiliate of the Questar Partner which granted the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by affiliates of the Questar Partner which meet the Company's acquisition and development criteria. Schedule III and Notes E, F and G to the Consolidated Financial Statements included in Appendix A to this report contain additional detailed information with respect to individual assets.

     Some of the Company's apartment communities and retail centers have been pledged as collateral for various debt incurred by the Company. (See Notes K, L and M to the Consolidated Financial Statements included in Appendix A).

     The following table summarizes the Company's multifamily properties at December 31, 1997 and also sets forth the aggregate number of apartment units by geographic region. The table does not reflect the value of the Company's investments.

                                       Multifamily
                                 ------------------------
     Region                      Properties         Units
     ------                      ----------         -----

     Mid-Atlantic                    26             6,074
     Texas                           16             5,662
     Southeast                       15             4,917
     Florida                          8             2,120
                                     --            ------

                                     65            18,773
                                     ==            ======

     The following table provides a more detailed description of the individual properties in which the Company has an interest at December 31, 1997. The occupancy rates presented below are based on physical occupancy, without reference to whether leases in effect are at, below, or above market rates and without reference to lease-up incentives or concessions.

                                                                                                                            1997
                                                                                                          Average         Average
                                                                                        Average Unit      Monthly        Physical
                                                                 Year         Total        Size        Rental Rates     Occupancy
       Multifamily                        Location             Acquired       Units      (sq. ft.)       (dollars)       (percent)
----------------------------------------------------------------------------------------------------------------------------------
Mid-Atlantic Region

Arborview                         Belcamp, MD                    1997          288       1,023             753             81
Berkshire Towers (2)              Silver Spring, MD              1996        1,119         873             835             94
Calvert's Walk                    Belair, MD                     1997          276         896             737             95
The Channel                       Glen Burnie, MD                1997          120         952             695             98
Courtleigh                        Baltimore, MD                  1997          280       1,050             669             91
The Cove                          Glen Burnie, MD                1997          181         971             689             98
Coventry                          Baltimore, MD                  1997          122       1,050             643             87
Diamond Ridge                     Baltimore, MD                  1997           92         912             723             87
The Estates                       Pikesville, MD                 1997          208         883             785             95
Fairway Ridge                     Baltimore, MD                  1997          274         999             556             86
Harper's Mill                     Millersville, MD               1997          144         968             751             98
Hazelcrest                        Baltimore, MD                  1997           48         917             483             94
Heraldry Square                   Baltimore, MD                  1997          270       1,052             631             93
Hilltop                           Baltimore, MD                  1997           50         787             477             96
Jamestowne                        Baltimore, MD                  1997          335         958             517             91
Kingswood I                       Baltimore, MD                  1997          203       1,051             609             91
Kingswood II                      Baltimore, MD                  1997          203       1,051             609             87
The Lighthouse                    Glen Burnie, MD                1997          168       1,027             724             98
Liriope                           Belcamp, MD                    1997           84       1,038             815             90
Ridgeview Chase                   Westminster, MD                1997          204         916             776             92
Rolling Wind                      Baltimore, MD                  1997          280       1,062             899             87
Stratton Meadows                  Baltimore, MD                  1997          268       1,053             701             93
Warren Park                       Baltimore, MD                  1997          200         723             546             96
Westchester West                  Silver Spring, MD              1997          345       1,003             720             99
Williston                         Baltimore, MD                  1997           98       1,043             543             90
Southpointe at Massapequa (2)     Massapequa, NY                 1993          214         987           1,182            100
                                                             ---------------=-------------------------------------------------
          Total  Units                                                       6,074
                                                             -----------------------------------------------------------------

Texas Region

Benchmark (2)                     Irving, TX                     1996          250         845             592             97
Golf Side (2)                     Haltom City, TX                1996          402         781             458             93
Hunters Glen (2)                  Plano, TX                      1996          276         943             645             94
Huntington Brook                  Dallas, TX                     1997          320         828             606             93
Huntington Lakes                  Dallas, TX                     1997          405         786             650             95
Huntington Ridge                  Irving, TX                     1997          232         833             630             98
Indigo on Forest (2)              Dallas, TX                     1994        1,217         789             586             94
Kings Crossing (2)                Kingwood, TX                   1994          404         838             614             96
Kingwood Lakes (2)                Kingwood, TX                   1994          390         940             614             96
Pleasant Woods (2)                Dallas, TX                     1996          208         887             566             95
Prescott Place (2)                Mesquite, TX                   1996          318         762             514             95
Prescott Place II (2)             Mesquite, TX                   1996          336         712             509             95
Providence (2)                    Dallas, TX                     1996          244         794             510             93
River Oaks (2)                    Houston, TX                    1995          136       1,520           1,977             93
Summer Place                      Addison, TX                    1997          212         832             590             88
Sweetwater Ranch                  Richardson, TX                 1997          312         889             800             96
                                                             -----------------------------------------------------------------
          Total Units                                                        5,662
                                                             -----------------------------------------------------------------



                                                                                                                            1997
                                                                                                          Average         Average
                                                                                        Average Unit      Monthly        Physical
                                                                 Year         Total        Size        Rental Rates     Occupancy
       Multifamily                        Location             Acquired       Units      (sq. ft.)       (dollars)       (percent)
--------------------------------- -------------------------- -------------- ---------- --------------- --------------- -----------

Southeast Region

Brookfield Trace (2) (3)          Mauldin, SC                    1995          300           1,013          696             94
Brookwood Valley (2)              Mauldin, SC                    1995          226             970          621             92
Huntington Downs (2)              Greenville, SC                 1988          502             964          602             92
The Oaks (2)                      Mauldin, SC                    1990          176             956          645             93
Roper Mountain (2)                Greenville, SC                 1988          248             797          520             92
Stoneledge (2)                    Greenville, SC                 1988          320             794          535             93
Cumberland Cove (2)               Raleigh, NC                    1991          552           1,090          755             96
East Lake (2)                     Charlotte, NC                  1993          214           1,200          665             93
The Timbers (2)                   Charlotte, NC                  1993          343             753          582             94
Arbors at Breckenridge (2)        Duluth, GA                     1993          514           1,025          757             92
The Avalon on Abernathy (2)       Atlanta, GA                    1992          240           1,356          897             96
Huntington Chase (2)              Norcross, GA                   1993          467             746          672             92
British Woods (2)                 Nashville, TN                  1995          264           1,082          656             94
Highland Ridge (2)                Madison, TN                    1995          280           1,050          541             93
Windover (2)                      Knoxville,  TN                 1995          271           1,013          599             93
                                                             -------------- ------- --------------- ------------ --------------
          Total Units                                                        4,917
                                                             -------------- ------- --------------- ------------ --------------

Florida

Altamonte Bay Club (2)            Altamonte Springs, FL          1993          224           1,043          628             97
The Lakes at Jacaranda (2)        Plantation, FL                 1990          340             918          841             94
Newport (2)                       Tampa, FL                      1993          320             721          530             95
Park Colony (2)                   Hollywood, FL                  1994          316             764          773             91
Plantation Colony (2)             Plantation, FL                 1993          256           1,009          763             95
Berkshire West (2)                Winter Garden, FL              1997          200             843          629             97
Sun Chase (2)                     Bradenton, FL                  1997          168             802          600             96
Woodland Meadows (2)              Tamarac, FL                    1992          296             900          686             95
                                                             -------------- ------- --------------- ------------ --------------
          Total Units                                                        2,120
                                                             -------------- ------- --------------- ------------ --------------

     Total Residential Portfolio                                            18,773
                                                             -------------- ------- --------------- ------------ --------------

                                                                            Year                         1997 Year End
                Retail                            Location                Acquired      Square Feet      Occupancy (%)
--------------------------------------- ------------------------------ -------------- ---------------- -------------------
College Plaza (4)                            Fort Myers, Florida           1987                83,962          91
Tara Crossing (4)                            Jonesboro, Georgia            1987               235,181          89
Spring Valley Marketplace (1) (4)          Spring Valley, New York         1988               320,686          95
                                                                       -------------- ---------------- -------------------
      Total Retail Portfolio                                                                  639,829
                                                                       -------------- ---------------- -------------------


(1)      The Company holds a 50.1% joint venture interest in this property.
(2) These properties are pledged as collateral for outstanding debt. See Notes K, L and M to the Consolidated Financial Statements included in Appendix A to this report.
(3) The Company completed a 96-unit expansion of this apartment community in February, 1997. The additional units were included in the totals from the date of completion.
(4)       These properties were sold subsequent to December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by the Annual Report on Form 10-K.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol BRI. The high and low prices of the Company's common stock based on a composite average for each quarter during 1997 and 1996 and dividends paid for such common stock are:

                                                                 Dividends
          Quarter Ended            High             Low             Paid
          -------------            ----             ---          ---------
          December 31, 1997        12.31            10.88         $.2325
          September 30, 1997       12.38            11.63          .2325
          June 30, 1997            11.25            10.63          .2250
          March 31, 1997           11.75            10.00          .2250
                                                                  ------
                                                                  $.9150
                                                                  ======

          December 31, 1996        10.25            9.38          $.2250
          September 30, 1996       11.00            9.63           .2250
          June 30, 1996            11.00            9.88           .2250
          March 31, 1996           10.38            9.75           .2250
                                                                  ------
                                                                  $.9000
                                                                  ======

     The Company's common stock warrants are traded on the NYSE under the symbol "BRI/WS". The warrants were admitted to trading on September 7, 1994. Upon exercise, each stock warrant entitles the holder to the right to acquire one share of common stock of the Company at an exercise price as of December 31, 1997 of $11.79. For further information see Note U to Notes to the Consolidated Financial Statement included in Appendix A to this report. The high and low prices of the Company's warrants based on a composite average for each quarter during 1997 and 1996 are:

          Quarter Ended                           High            Low
          -------------                           ----            ---
          December 31, 1997                      $ .88           $.50
          September 30, 1997                       .81            .44
          June 30, 1997                            .88            .50
          March 31, 1997                          1.00            .44


          December 31,1996                       $ .56           $.31
          September 30, 1996                       .69            .44
          June 30, 1996                            .75            .56
          March 31, 1996                           .69            .50

     The Company's practice is to review and declare its dividend on a quarterly basis, and to establish a dividend rate that is supportable by funds from operations, after considering capital expenditures necessary for the maintenance of the real estate investments. On February 12, 1998, the Board approved a dividend of $.2425 per share payable on May 15, 1998 to the shareholders of record on May 1, 1998. The Company intends to continue making its quarterly dividend payments.

     As of January 31, 1998 there were approximately 32,500 holders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial information regarding the Company's financial position. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                             (Dollars In Thousands,
             Except Number of Apartment Units and Per Share Amounts)

Operating Data:                              1997              1996             1995               1994          1993
--------------                            ---------         ---------        ---------          -------        -------
Rental revenue                             $109,974           $89,451          $70,068            $63,222      $44,236
Total revenue                               115,499            93,002           74,441             68,470       50,071
Property operating expenses,
  including property
  management fees                            50,221            42,353           33,347             31,826       21,867
Depreciation and amortization                43,315            30,172           21,984             19,507       14,384
Provision for losses on
  real estate assets (1)                      1,850             7,500              -                  -            -
Interest                                     24,006            20,501           15,618             10,794        3,858
Non-recurring charges (2)(3)(4)                 -                (442)          (1,728)            (2,555)      (1,225)
Income (loss) from operations
  before joint venture income
  (loss), gains on sales of
  assets, gains on payoff of
  mortgage loans, minority
  interest and extraordinary
  items                                     (12,037)          (12,612)          (1,157)               510        5,365
Joint venture income (loss)                  (4,910)           (3,009)           1,407              1,178        1,137
Gains on sales of real
  estate assets                               6,455                58           15,603              4,069          -
Minority interest in
  Operating Partnership                       2,154             1,403             (167)               -            -
Extraordinary items (5)                         (90)             (149)            (901)               -            -
Net income (loss)                            (8,429)          (14,308)          14,786              5,757        6,503
Income allocated to
  preferred shareholders (6)                 (1,659)              -                -                  -            -
Net income (loss) allocated
  to common shareholders                    (10,088)          (14,308)          14,786              5,757        6,503

Per Share Data - Common (basic and diluted):
Net income (loss)                             $(.37)            $(.56)            $.58               $.23         $.26
Dividends paid                                 $.92              $.90             $.89               $.86         $.80
Weighted average common
  shares outstanding                     27,099,522        25,393,147       25,392,621         25,391,478   25,391,426
Preferred shares outstanding              2,737,000               -                -                  -           -

Balance Sheet Data:
Total assets                               $846,420          $569,670         $486,968           $458,207     $412,516
Real estate, excluding
  joint ventures, before
  accumulated depreciation                 $880,652          $585,795         $465,846           $448,058     $373,055
Long-term fixed rate
  obligations                              $362,762          $206,837         $155,201            $88,279          -
Shareholders' equity                       $368,195          $223,654         $260,788           $268,591     $283,027

Other Information:
Apartment units owned, end of year           18,773            12,435            9,433              9,385        7,554

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA



(1) As reflected in Note F to the Consolidated Financial Statements, the Company recorded provisions for losses on its wholly-owned retail assets of $1,850,000 and $7,500,000 for the years ended December 31, 1997 and 1996, respectively, which represent the difference between carrying value and estimated fair value less estimated costs to sell.

(2) Non-recurring charges in 1994 and 1993 relate to the settlement of litigation. The non-recurring charge in 1994 primarily represents the estimated value of the warrants issued and the non-recurring charge in 1993 was primarily due to the cash settlement payment.

(3) The non-recurring charge in 1995 is related to costs associated with the restructuring of the Company as an umbrella partnership real estate investment trust (UPREIT).

(4) The non-recurring charge in 1996 is related to litigation related to a property disposition.

(5) The extraordinary items in 1997, 1996 and 1995 relate to costs associated with the refinancing or retirement of debt.

(6) On September 25, 1997, the Company sold 2,737,000 shares of Series 1997-A Cumulative Preferred Stock. The holders of preferred stock are entitled to receive a 9% preferential cumulative dividend, when, as and if declared by the Board. See Note U to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.     Overview and Organization:

       The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the Notes to the Consolidated Financial Statements.

       The Company is a Real Estate Investment Trust ("REIT") whose operations consist primarily of the acquisition, renovation, rehabilitation, development and operation of apartment communities located in the Mid-Atlantic and Southeast regions of the United States, Florida and Texas. As of December 31, 1997, the Company owned 65 apartment communities consisting of 18,773 units and also had investments in three retail centers, one of which was held in a joint venture investment. The Company has approximately 740 multifamily units under development and two parcels of land for future development. As a result of the Questar Transaction, the Company has contracted to acquire three additional development properties from an affiliate of the Questar Partner. (See Note E to the Consolidated Financial Statements). The Company also entered into a Development Acquisition Agreement with an affiliate of the Questar Partner which grants the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by affiliates of the Questar Partner which meet the Company's acquisition and development criteria. Subsequent to December 31, 1997, the Company sold its three remaining retail properties. (See Note V to the Consolidated Financial Statements).

       UPREIT Reorganization:

       The Company reorganized as an Umbrella Partnership ("UPREIT") on May 1, 1995 when the Company contributed substantially all of its assets subject to all liabilities to BRI OP Limited Partnership ("Operating Partnership"). The Company, in its capacity as the Special Limited Partner and through its ownership of Berkshire Apartments, Inc. as General Partner, holds 83.46% of the Operating Partnership interests as of December 31, 1997. To facilitate the UPREIT formation, GN Limited Partnership, an affiliate of certain officers and directors, contributed River Oaks Apartments to the Operating Partnership in exchange for 534,975 units in the Operating Partnership ("Units"). Units are redeemable, at any time after one year following their issuance, on a one for one basis for shares of common stock of the Company or, at the Company's option, for cash. The purpose of becoming an UPREIT was to allow the Company to offer Units in the underlying Operating Partnership in exchange for assets from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's assets will defer the tax liability associated with the sale. This structure allows the Company to use Units instead of stock or cash to acquire properties, which provides an advantage over non-UPREIT entities.

       Advisor Transaction:

     Until early 1996, the Company was advised by Berkshire Realty Advisors ("Advisor"), an affiliate of certain directors and officers of the Company. The Board of Directors determined that it was in the best interest of the shareholders to become self-advised. Therefore, on February 28, 1996, the Board, acting on the recommendation of a Special Committee comprised of the Independent Directors, approved the acquisition, via contribution of the workforce and other assets of the Advisor, in exchange for 1.3 million Units which were valued at $13 million (the "Advisor Transaction"). The acquisition price together with related costs, was recorded as an intangible asset associated with the workforce acquired. The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a self-administered REIT.

       In conjunction with the Advisor Transaction, additional Units, up to a total of $7.2 million in value, may be issued to the former Advisor during a six year period if certain share price benchmarks are achieved. As of December 31, 1997, 209,091 additional Units have been issued as a result of achieving the $11.00 and $12.00 share price benchmarks. (See Note C to the Consolidated Financial Statements for additional details).

     Property Manager Transaction:

     On February 13, 1997, a Special Committee of the Board of Directors comprised of the Independent Directors approved the acquisition of the workforce and other assets of an affiliate which provided multifamily property management services to the Company (the "Property Manager"). The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Units or approximately $17.6 million in consideration as of the pricing date.

     On the date of the transaction, the Property Manager managed 57 apartment communities, including the Company's 35 assets, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company no longer pays management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company receives management fees and reimbursements of certain expenses associated with 22 third-party management contracts primarily with partnerships affiliated with certain directors and officers of the Company.

     The value of the Units issued has been recorded on the balance sheet as an intangible asset associated with the acquisition of a workforce and third-party property management contracts. (See Note D to the Consolidated Financial Statements for additional details).

     Ownership:

     Executive officers and directors and their affiliates own 2.3% of the Company and 12.5% of the Operating Partnership as of December 31, 1997. The Company had an 83.46% ownership in the Operating Partnership as of December 31, 1997.

B.   Results of Operations:

     Acquisition and disposition activity within the portfolio affects the results of operations from period to period. The following discussion makes comparisons as to same-store properties, communities sold and acquired during the periods as well as development activities so as to explain the changes in the Company's results of operations. The Company defines same-store properties as those assets that were owned and operated in each of the two most recent years.

Summary Overview

     1997 to 1996

     The Company reflected a net loss of $8.4 million in 1997 compared to a net loss of $14.3 million in 1996. A principal factor affecting the Company's results was provisions for losses of $7.2 million in 1997 and $12.0 million in 1996 recorded on the Company's wholly-owned and joint venture retail assets. The Company has been in the process of liquidating its retail portfolio over the past several years. This divestiture strategy has necessitated the valuation adjustments recorded during 1997 and 1996 which represent the difference between current market value and carrying value less estimated costs to sell (See Note F to the Consolidated Financial Statements for additional details).

     The Company also incurred amortization costs related to the Advisor and Property Manager Transactions of $8.0 million in 1997 and $1.1 million in 1996. In 1997, additional costs of $2.4 million were incurred as a result of the issuance of 209,091 Units in connection with the Advisor Transaction (See Note C and D to the Consolidated Financial Statements for additional details).

     1996 to 1995

     The Company reflected a net loss of $14.3 million in 1996 compared to net income of $14.8 million in the prior year. In 1995, the Company recorded a $15.6 million gain on the sale of properties and the payoff of two mortgage loans. The sales included seven multifamily properties or 1,717 apartment units. In contrast, in 1996, the Company recorded $12.0 million in provisions for losses on its wholly-owned and joint venture retail assets. In 1996, the Company announced a plan that, over the next several years, it would liquidate its retail portfolio and reinvest the proceeds into acquisitions or development of multifamily assets.

Income and Expenses

     Rental income and property operating expenses, including repairs and maintenance and real estate taxes increased for both periods primarily due to increased weighted average apartment units in the Company's portfolio. Rental revenue for the year ended December 31, 1997 increased $20.5 million or 23% over the prior year and the property operating expenses mentioned above increased $7.0 million or 19.1% for the same period. The average number of apartment units increased 26.3% from 1996 to 1997.

     Rental revenue for the year ended December 31, 1996 increased $19.4 million or 28% over the prior year and property operating expenses increased $6.8 million or 23% for the same period. Average apartment units increased 23.6% from 1995 to 1996. Details of the Company's apartment unit growth are set forth below:

                                            1997          1996            1995
                                            ----          ----            ----
Weighted Average Apartment Units:
     Total                                13,918        11,022           8,914
     Percent Increase                       26.3%         23.6%            7.1%

Apartment Units:
     Beginning of period                  12,435         9,433           9,385
         Acquired                          6,506         3,153           1,381
         Sold                               (348)         (223)         (1,717)
         Completed developments              180            72             384
                                          ------        ------         -------
     End of period                        18,773        12,435           9,433
                                          ======        ======         =======

     Management fees and reimbursements increased $3.2 million in 1997 due to revenue generated from third-party management contracts which were acquired in March, 1997 as a result of the Property Manager Transaction. (See Note D to the Consolidated Financial Statements for additional details).

     Property management fees paid to an affiliate decreased $3.4 million in 1997 as a result of the Property Manager Transaction.

     Property management operations increased $4.3 million in 1997 as a result of the Property Manager Transaction. These costs were more than offset by the decrease in property management fees paid to an affiliate and the increase in management fees and reimbursements received from third-party management contracts.

     Depreciation and amortization increased $13.1 million from 1996 to 1997 and $8.2 million from 1995 to 1996 due to an increased property asset base in both periods. In addition, amortization of intangible assets associated with the Advisor Transaction in 1996 and the Property Manager Transaction in 1997 accounted for $6.9 million of the increase from 1996 to 1997 and $1.1 million of the increase from 1995 to 1996.

     Costs associated with Advisor Transaction of $2.4 million were incurred in 1997 as the Company achieved certain share price benchmarks (See Note C to the Consolidated Financial Statements) resulting in the issuance of 209,091 Units, the cost of which was charged to operations in 1997.

     General and administrative expenses increased in 1997 compared to 1996 due to a full year of salary and benefit costs along with administrative and office expenses associated with the workforce acquired through the Advisor Transaction in 1997 compared to ten months in 1996. In addition, due to the growth of the real estate portfolio and the expansion of the investor base, the Company experienced increased audit, legal and transfer agent expenses in 1997. The increase in 1996 compared to 1995 was a result of becoming self-administered on March 1, 1996.

     State and corporate franchise taxes in 1997 were comparable to 1996. State and corporate franchise taxes in 1996 were higher than in 1995 due to a reduction for taxes pertaining to 1994 which was reflected in 1995.

     Interest expense increased in each of the last three years because the Company has largely employed debt capital for acquisitions and development activities. The following is an analysis of weighted average debt outstanding and interest rates for each of the years presented (dollars in thousands):

                                   1997            1996             1995
                                   ----            ----             ----
Weighted Average
     Debt Outstanding
        Fixed Rate              $244,597        $185,616        $ 98,115
        Variable Rate             65,368          78,577          89,957
                                --------        --------        --------
              Total             $309,965        $264,193        $188,072
                                ========        ========        ========
Weighted Average
     Interest Rates
        Fixed Rate                  7.74%           7.47%           8.39%
        Variable Rate               6.62%           6.73%           7.49%

     In 1997, average fixed rate debt increased approximately $59 million primarily due to debt which was assumed in connection with the acquisitions of apartment communities.

     In 1996, average fixed rate debt increased approximately $88 million primarily due to debt which was assumed in connection with the acquisitions of three properties and the conversion of $13.3 million of debt from variable to fixed interest rates.

     The following represents total debt and weighted average cost of debt (coupon interest rate plus amortization of financing costs) at December 31, 1997 (dollars in thousands):

                                         Balance                  Weighted
                                       Outstanding              Average Cost
                                       -----------              ------------
         Fixed Rate                      $362,762                  8.04%
         Variable Rate (1)                 18,048                  6.98%
                                         --------
                                         $380,810
                                         ========

(1) The Company entered into a five-year interest rate swap contract with a bank in November 1995. The swap contract is for a $40 million notional contract fixing variable rate exposure on that amount at 6.06%.

     Asset management fees were eliminated effective March 1, 1996 in conjunction with the Advisor Transaction. (See Overview).

     Joint venture net loss was $4.9 million in 1997 compared to net loss of $3.0 million in 1996. The loss was primarily due to the provisions for losses of $10.7 million recorded by the joint ventures in 1997 which represent the difference between carrying value and estimated fair value less costs to sell. The Company's pro-rata share of this provision is $5.4 million.

     Gain on sales of assets was $6.5 million in 1997 compared to $58,000 in 1996. In 1997, the Company sold one multifamily asset consisting of 348 units which resulted in a gain of $6.5 million and two retail assets which were sold at their carrying values. The Company sold two assets in 1996 for a net gain of $58,000. In 1995, the gains resulted from the sales of seven apartment complexes consisting of 1,717 units and the early payoff of two mortgages that the Company had previously purchased at a discount.

     Non-recurring charges of $442,000 recorded in 1996 represent costs associated with the settlement of litigation on an asset sold in January 1994. In 1995, non-recurring charges of $1.7 million related to the costs associated with reorganizing as an UPREIT.

     Extraordinary items for 1997, 1996 and 1995 represents costs associated with the refinancing or retirement of debt.

C.   Funds from Operations (FFO) (adjusted for Operating Partnership Units)

     Industry analysts generally consider Funds from Operations ("FFO"), to be an appropriate measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. However, FFO should not be considered by the reader as a substitute to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with net income (loss) as presented in the Consolidated Financial Statements and information presented elsewhere. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The methodology used by the Company when calculating FFO may differ from that of other equity REIT's and, therefore, may not be comparable to such other REIT's. In addition, FFO does not represent amounts available for management's discretionary use for needed capital replacement or expansion, debt service obligations or other commitments.

     FFO per share is calculated using weighted average Shares and Operating Partnership Units for the periods presented as follows (dollars in thousands, except for Shares and Units):

                                              Year Ended December 31,
                                            -----------------------------------
                                              1997         1996        1995
                                            --------     --------    ------
     Loss from operations before joint
         venture income (loss),
         gains on sales of assets,
         gains on payoff of mortgage
         loans, minority interest
         and extraordinary items            $(12,037)    $(12,612)    $ (1,157)
     Joint venture net operating income        2,236        3,456        3,486
     Amortization of intangible assets         8,043        1,121          -
     Costs associated with
         Advisor Transaction                   2,400          -            -
     Depreciation                             35,228       29,032       21,974
     Provision for losses on
         real estate investments               1,850        7,500          -
     Non-recurring charges                       -            442        1,728
     Income allocated to
         preferred shareholders               (1,659)         -            -
                                            --------     --------     ------
     Funds from Operations                  $ 36,061     $ 28,939     $ 26,031
                                            ========     ========     ========
     Cash flows provided by (used for):
         Operating activities               $ 38,532     $ 27,505     $ 25,048
         Investing activities               $(96,495)    $(36,393)    $(25,068)
         Financing activities               $ 60,806     $  4,761     $    670
     Weighted Average:
         Shares                           27,099,522   25,393,147   25,392,621
         Units                             5,922,173    2,520,959      359,093
                                          ----------   ----------   ----------
            Total                         33,021,695   27,914,106   25,751,714
                                          ==========   ==========   ==========

Overview

     FFO increased from 1996 to 1997 and from 1995 to 1996 primarily due to improved operations from the same-store apartment communities in addition to the factors discussed previously in Results of Operations.

Same-Store Apartment Communities

     The Company defines same-store apartment communities as those assets that were owned and operated in each of the two most recent years. The Net Operating Income ("NOI") of the 25 communities aggregating 8,467 units which are considered same-store is summarized as follows (dollars in thousands):

                                         Year Ended December 31,
                                       ----------------------------
                                        1997       1996      Change
                                       ------    -------     ------
     Revenue                           $66,050   $63,772       3.6%
     Expenses                           26,233    26,559      (1.2)%
                                       -------   -------
     Net Operating Income              $39,817   $37,213       7.0%
                                       =======   =======

     Capital Expenditures(1)           $ 3,069   $ 2,760

     Average occupancy                    94.0%     93.9%

     Average monthly rent
        per unit                          $685      $665

     (1) Represents capital expenditures of a recurring nature which are appropriately capitalizable.

     Growth in same-store multifamily revenue was approximately 3.6% for the twelve months ended December 31, 1997 when compared to the same period ended December 31, 1996. Rent increases accounted for almost the entire increase. Occupancy at December 31, 1997 was 95.4% for same-store assets.

Same-Store Retail Properties

     NOI of the three retail properties (one of which is 50.1% held in a joint venture investment) is summarized as follows (dollars in thousands):

                                  Year Ended December 31,
                             -----------------------------------
                               1997          1996        Change
                               ----          ----        ------
Revenue                      $ 5,787       $ 6,102       (5.2)%
Expenses                       2,452         2,323        5.5%
                             -------       -------
Net Operating Income         $ 3,335       $ 3,779      (11.7)%
                             =======       =======

Average economic
     occupancy                 92.4%         92.8%

     Same-store NOI decreased 11.7% for the twelve months ended December 31, 1997 when compared to the same period ended December 31, 1996. This was due to a property tax refund received in 1996 as well as a decline in occupancy at Spring Valley Marketplace in 1997. In addition, Tara Crossing experienced reduced revenues due to the retenanting of a significant portion of its leasable space in 1997.

D.   Liquidity and Capital Resources

     The Company's net cash provided by operating activities increased $11.0 million in 1997 and $2.5 million in 1996 primarily due to increased property net operating income as a result of an increased asset base. Net cash used in investing activities increased $60.1 million in 1997 and $11.3 million in 1996. The increase in 1997 was primarily due to increased spending on acquisitions of real estate assets and apartment community development activity of $61.4 million, offset by increased proceeds from sales of properties and joint ventures of $27 million. The increase in net cash used in investing activities in 1996 over 1995 was primarily due to decreased proceeds from the sales of real estate assets of $43.4 million and increased initial funding of real estate tax and repair escrows of $5.1 million as required by certain debt agreements assumed in conjunction with the acquisition of multifamily properties. This was offset by less spending on acquisitions of real estate assets and community development activity of $44.2 million in 1996. The Company's net cash provided by financing activities increased $56 million in 1997 primarily due to net proceeds received from the Company's preferred and common stock offerings of $169 million, offset by net payments on the Company's borrowings of $77.8 million. Net cash provided by financing activities increased $4.1 million in 1996 primarily due to net borrowing activity.

     Until 1997, operations, debt financing and sales of assets have been the sources of liquidity employed by the Company. In 1997, the Company raised additional capital through a private placement of preferred stock and a public offering of common stock, the proceeds of which were used to acquire multifamily properties and to paydown variable rate debt. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing and proceeds from asset sales have been used to finance the acquisition, renovation, rehabilitation and development of apartment communities.

     In each of the previous three years, the Company has paid between 84% and 88% of FFO in dividends, retaining the rest for recurring capital expenditures and working capital. The Company expects to increase both FFO and dividends in the future but will strive to gradually reduce the payout ratio so as to utilize some internally generated funds for growth. On February 12, 1998, the Board approved a dividend of $.2425 per share payable on May 15, 1998 to the shareholders of record on May 1, 1998.

     The Company has a policy to maintain leverage at or below 50% of reasonably estimated value of assets. By employing moderate leverage ratios, the Company can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders.

     The following table represents the components of debt as of December 31, 1997, and 1996 (dollars in thousands):

                                              December 31,
                             ----------------------------------------------
                                     1997                      1996
                             --------------------     ---------------------
                              Amount      Percent      Amount       Percent
Short-term variable (1)      $ 18,048       4.7%      $ 88,328        29.9%
Long-term fixed               362,762      95.3%       206,837        70.1%
                             --------      -----      --------        -----
                             $380,810       100%      $295,165         100%
                             ========      =====      ========        =====

(1) The Company entered into a five-year fixed interest rate swap agreement with a bank in November, 1995 for a $40 million notional contract thereby fixing variable rate exposure on that amount at 6.06%.

     The Company conservatively manages both interest rate risk and maturity risk. Through the use of a swap, the Company has hedged interest rate risk on 100% of its outstanding variable rate debt as of December 31, 1997. Additionally, the Company has spread its maturities on long-term debt and has weighted average maturities of 15.2 years.

     In addition to the Units originally issued, the Operating Partnership has granted 8,552,019 Units, of which 7,648,524 Units were issued and 903,495 Units were deferred as to issuance as of December 31, 1997, and 7,199,661 Units outstanding at December 31, 1997. As of December 31, 1997, 448,863 Units have been converted to shares of the Company's common stock and 7,199,661 Units were outstanding. Approximately 55% of these Units were issued for the acquisition of 29 multifamily communities. Through the use of Units for acquisitions, the Company has raised approximately $60 million of private equity since becoming an UPREIT. It is the Company's intention to continue to use Units as a form of currency to grow the asset base of the Company.

     The Company has also issued Units in connection with the Advisor Transaction and the Property Manager Transaction.

     Equity capital, whether publicly or privately raised, will be utilized when the Company identifies the opportunities to invest the proceeds in assets that would increase shareholder returns. The Company is not currently engaged in a secondary or preferred stock offering.

     The Company has adequate sources of liquidity to meet its current cash flow requirements, including dividends and debt service. The Company currently has sufficient unadvanced commitments under credit facilities to fund ongoing renovation, rehabilitation and development activities.

E.   Business Conditions/Litigation

     The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's same-store apartment communities, physical occupancy was 95.4% as of December 31, 1997 which generally represents current market occupancies. Occupancies for the total multifamily portfolio, including recently acquired assets, was 94.9% at December 31, 1997. In addition, the Company has commanded competitive rental rates at its properties. The Company expects its asset management will produce solid performance from its real estate assets; however, no assurances can be made in this regard.

     During 1997, the Company, with certain affiliates of a director, began a computer systems project to significantly upgrade its existing hardware and software. The Company expects to realize operating efficiencies and also expects to remedy the programming issues associated with the approach of the millennium. Testing and conversion of the system was completed in February, 1998. The Company incurred hardware costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the year 2000. The Company's share of the cost of the systems conversion is estimated to be approximately $650,000 and will be capitalized and depreciated over five years.

     The Company is also involved in legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position.

F.   Forward-Looking Statements

     The Company's Annual Report contains forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include the matters set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3, which was filed with the Securities and Exchange Commission on December 5, 1997 and which is incorporated herein by reference. Any statements contained in such filing shall be deemed to be superseded or modified for purposes of the Annual Report to the extent that a statement contained herein modifies or supersedes such statement. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

G.   Recently Issued Accounting Standards

     Financial Accounting Standards Board Statement No. 129 ("FAS 129") "Disclosure of Information about Capital Structure" is effective for financial statements issued for periods ending after December 31, 1997. FAS 129 establishes standards for disclosure of information about securities, liquidation preference of preferred stock and redeemable stock.

     Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 31, 1997, although earlier application is permitted. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements.

     Financial Accounting Standards Board Statement No. 132 ("FAS 132") "Employers' Capital Disclosures about Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. FAS 132 establishes standards related to the disclosure requirements for pensions and other postretirement benefits.

     The Company does not believe that the implementation of FAS 129, FAS 130 or FAS 132 will have a material impact on the Company's financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Appendix A of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Response:  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's organizational documents provide that the number of directors constituting the Board shall be fixed by resolution duly adopted by the Board and that the Board shall be divided into three classes as nearly equal in number as possible. The term of the class one directors expires at the annual meeting of shareholders of the Company to be held in 2000. The term of the class two directors expires at the annual meeting of shareholders of the Company to be held in 1998, and the term of the class three directors expires at the annual meeting of shareholders of the Company to be held in 1999. The directors elected at each annual meeting will serve for a term of three years and until their successors are duly elected and qualified, with one class to be elected each year at the annual meeting of shareholders. Holders of Preferred Stock, voting as a separate class, are entitled to elect one director to the Board of Directors. Such director will be a class three director whose term expires in 1999. The Board in nominating future directors will maintain a majority of independent directors.

     In conjunction with the acquisition of the property management operations on February 28, 1997, the independent directors named David Marshall Chief Executive Officer of the Company. Laurence Gerber resigned as Chief Executive Officer on February 28, 1997 and from the Board on October 8, 1997. In addition, Ridge Frew was named Executive Vice President of Property Operations and James Jackson was named Vice President of Human Resources.

     The directors and executive officers of the Company as of December 31, 1997 were as follows:

                                                                          Date Initially
   Name and Age                 Class     Offices Held                       Elected
   ------------                 -----     ------------                    --------------
   Douglas Krupp (51)            3      Chairman of the Board              February 8, 1996
                                         and Director
   David Marshall (49)           1      President, Chief Executive
                                         Officer and Director              March 1, 1996
   Laurence Gerber (41)          2      Chief Executive Officer
                                         and Director                      April 30, 1990
*  J. Paul Finnegan (73)         1      Director                           October 17, 1990
*  Charles N. Goldberg (56)      3      Director                           October 17, 1990
*  E. Robert Roskind (53)        2      Director                           October 17, 1990
*  David M. deWilde (57)         1      Director                           March 8, 1993
*  Terrance R. Ahern (42)        2      Director                           October 9, 1997
*  Paul D. Kazilionis (40)       3      Director                           October 9, 1997
*  Arthur P. Solomon (58)        2      Director                           October 9, 1997
   Stephen M. Gorn (46)                 President Mid-Atlantic Region      November 14, 1997
   Ridge Frew (49)                      Executive Vice President           February 28, 1997
   Marianne Pritchard (48)              Senior Vice President and
                                         Chief Financial Officer           August 15, 1991
   David Olney (37)                     Senior Vice President              March 1, 1996
   Dennis Suarez (44)                   Senior Vice President              March 1, 1996
   James Jackson (63)                   Vice President                     February 28, 1997
   Kenneth J. Richard (42)              Vice President                     May 13, 1997
   Scott D. Spelfogel (37)              Secretary                          May 7, 1991

*Independent Directors

     Douglas Krupp co-founded and serves as Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, mortgage banking, health care facility ownership and financial management. Mr. Krupp is a Director of Harborside Healthcare Corporation, a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II, and a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

     Laurence Gerber was the President and Chief Executive Officer of The Berkshire Group until September 30, 1997, and was Chief Executive Officer of the Company until February 28, 1997. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Harborside Healthcare Corporation.

     David Marshall was elected President of the Company on March 1, 1996 and Chief Executive Officer on February 28, 1997. He was previously President of Berkshire Realty Affiliates, the former advisor to the Company and a member of The Berkshire Group. Before joining The Berkshire Group in 1986, Mr. Marshall was President of Resource Savings Association. Prior to that, Mr. Marshall served as a Vice President of Citicorp Real Estate, Inc. He holds a B.S. degree from Michigan State University and a M.B.A. degree from the University of Michigan.

     Terrance R. Ahern is a co-founder and principal of The Townsend Group, an institutional real estate consulting firm which represents primarily tax-exempt clients such as public and private pension plans, endowment, foundation and multi-manager investments. Mr. Ahern is a member of the Board of Directors of the Pension Real Estate Association (PREA). He was formerly a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT). Prior to founding The Townsend Group, Mr. Ahern was a Vice President of a New York based real estate investment firm and was engaged in the private practice of law. Mr. Ahern received a B.A. and J.D. from Cleveland State University.

     E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self-administered REIT, the shares of which are listed on the NYSE. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, the predecessor of which he co-founded in 1974. He currently serves as a trustee of Krupp Government Income Trust and Krupp Government Income Trust II. He holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Columbia Law School. He has been a member of the New York Bar since 1970.

     Arthur P. Solomon is a Managing Director of Lazard Freres & Co. LLC and head of the firm's Real Estate Group. Previously, Mr. Solomon was a Partner and head of real estate investment banking at Drexel Burnham Lambert. Before that, he was Chief Executive Officer of the predecessor of The Berkshire Group during 1983 to 1985 and, from 1982 to 1983, Executive Vice President and Chief Financial Officer of the Federal National Mortgage Association. Prior to that, Mr. Solomon was Senior Vice President/Chief Planning Officer for Sears Roebuck & Company. He also was a tenured faculty member at Massachusetts Institute of Technology specializing in urban economics, housing and finance, and at the same time served as the Executive Director of the Harvard-MIT Joint Center for Urban Studies. He served on the President's Task Force on Domestic and Intergovernmental Affairs during the Johnson Administration. He holds a B.A. from Brown University, an M.A. from Trinity College and a Ph.D. in Economics from Harvard University.

     Charles N. Goldberg is of counsel to the law firm of Broocks, Baker & Lange, L.L.P. Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch & Westheimer from March of 1996 to December of

1997. Prior to Hirsch & Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1996. He currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II. He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas.

     Paul D. Kazilionis is a managing principal and a co-founder of Westbrook Partners, L.L.C., an investment advisor to institutional investors. Prior to co-founding Westbrook, Mr. Kazilionis spent 12 years at Morgan Stanley ultimately serving as Managing Director of Morgan Stanley Realty and President of the general partner of the Morgan Stanley Real Estate Fund responsible for Morgan Stanley principal investing in real estate. Mr. Kazilionis received a B.A. degree from Colby College in 1979 and a M.B.A. degree from the Amos Tuck School of Business Administration in 1982.

     David M. deWilde has been a Managing Partner of LAI, an executive search firm headquartered in New York City, since January 1998. Prior to that he was Chief Executive Officer of Chartwell Partners International, Inc., an executive search firm headquartered in San Francisco, which was founded by Mr. deWilde in 1989. Previously, Mr. deWilde was Managing Director of Boyden International, Inc. Mr. deWilde is currently on the Board of Directors of Silicon Valley Bancshares. Mr. deWilde was Executive Vice President for Policy and Planning of the Federal National Mortgage Association from 1981 until 1983. His prior public service roles included President of the Government National Mortgage Association, Deputy Commissioner of the Federal Housing Administration and Deputy Assistant Secretary of the Department of Housing and Urban Development. Mr. deWilde's private sector background includes investment banking experience both as Managing Director of Lepercq de Neuflize & Co. from 1977 until 1981, and with Lehman Brothers, Inc., and legal experience. He holds an A.B. degree from Dartmouth College, a L.L.B. degree from the University of Virginia and a M.S. degree in Management from Stanford University. He is a member of the Bars of the State of New York and Washington, D.C.

     J. Paul Finnegan retired as a partner of Coopers & Lybrand, LLP in 1987. Since then, he has been engaged in business as a consultant, a director and arbitrator. Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an A.S.A. degree from Bentley College. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust and as a Trustee of Krupp Government Income Trust II. He is also currently a Director at Scituate Federal Savings Bank. Mr. Finnegan is a Certified Public Accountant and an attorney.

   Ridge B. Frew is the Executive Vice President and Chief Operating Officer for the Company and is responsible for the management of the Company's multifamily property portfolio located primarily in the Mid-Atlantic and Southeast regions of the United States, Florida and Texas. Prior to that, he was a Divisional Vice President with Berkshire Property Management. Before joining Berkshire Property Management, Mr. Frew was President and Chief Executive Officer of McKinley Properties, responsible for the management and disposition of over 14,000 residential units and five million square feet of commercial space located in 16 states. Prior to that, he served as Vice President of Olind Jenni Properties and Director of Property Management for Nevada Savings and Loan. Mr. Frew received his B.A. degree from the University of Nevada.

   Marianne Pritchard is the Executive Vice President and Chief Financial Officer of the Company. Prior to joining the Company, she was Senior Vice President and Chief Financial Officer of Berkshire Realty Affiliates, the advisor and property manager for the Company and several affiliated real estate investment companies. Prior to that, she was Vice-President and Controller of Liberty Real Estate Group, a subsidiary of Liberty Mutual Insurance Company from July 1989 to August 1991. She received her B.B.A. degree in Accounting from the University of Texas. She is a Certified Public Accountant.

   David J. Olney is the Executive Vice President and Chief Investment Officer with responsibility for all acquisitions, property sales, finance and other asset management activities for the Company. Previously, he held a similar position with The Berkshire Group and has held several positions within The Berkshire Group since 1986. Mr. Olney received a B.S. degree from Bryant College and a M.B.A. degree from Babson College.

   Dennis Suarez has been Senior Vice President of Development since March 1, 1996. Prior to being elected to this position on March 1, 1996, he served in a similar position with Berkshire Multifamily Development Corporation, a member of The Berkshire Group, and was responsible for all development activities. Prior to that, he was Vice President of Construction for Lane Management, Realty Construction Corp. He earned Bachelor's degrees in Architecture and Building Construction from the University of Florida, and a B.A. degree in Interior Design from Southern College.

     Stephen M. Gorn was elected President of the Mid-Atlantic Region of the Company on November 14, 1997. He was previously President of The Questar and Gorn Management Companies and is currently the President of Questar Builders, Inc. and Questar Properties, Inc., developers, builders, owners and managers of residential properties. Mr. Gorn has been a managing general partner of more than 25 real estate partnerships owning various apartment communities and commercial real estate. He holds a B.A. degree from the University of Pennsylvania.

   James Jackson has been the Vice President of Human Resources for the Company since February 28, 1997. Prior to being elected to this position, he held a similar position with The Berkshire Group since 1987. Prior to that, he held the positions of Vice President of Human Resources for Helix Technology and GSX Corporation. He received an A.B. degree from Brown University, a M.S. degree from Union College, and a J.D. degree from Harvard University. He is admitted to the bar in Illinois and Massachusetts.

     Kenneth J. Richard is the Senior Vice President of Finance and Accounting and Chief Accounting Officer for the Company. Prior to his joining the Company, he was Vice President and Treasurer for The Beacon Companies, a developer, owner and manager of commercial properties, from 1994 to 1997. Prior to joining The Beacon Companies, Mr. Richard was Vice President and Chief Financial Officer of The Codman Company, Inc., a real estate brokerage and management firm in Boston, from 1991 to 1994. Mr. Richard holds a B.S. degree in Business Administration from Northeastern University. Mr. Richard is a Certified Public Accountant.

     Scott D. Spelfogel is the Secretary of the Company. He is also the Senior Vice President and General Counsel to The Berkshire Group. Before joining The Berkshire Group in November 1988, he was in private practice in Boston. He received a B.S. degree in Business Administration from Boston University, a J.D. degree from Syracuse University's College of Law, and a L.L.M. degree in Taxation from Boston University Law School. He is admitted to the bar in Massachusetts and New York.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table provides compensation information for the Company's Chief Executive Officer and the top four Executive Officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long-Term
                                                                                                  Compensation
                                          Annual Compensation(1)                                     Awards
                                          ---------------------                                    -----------
                                                                                 Other             Securities
     Name and                                                                    Annual            Underlying
Principal Position                  Year        Salary($)       Bonus($)      Compensation(4)      Options(#)
------------------                  ----        ---------       --------      ---------------      ----------
Laurence Gerber (1)                 1997         16,666               0                  0                0
  Chief Executive
  Officer and Director

David Marshall (1)                  1997        325,000         198,120 (3)        104,221 (5)            0
  President, Chief
  Executive Officer
  and Director

Ridge Frew (2)(6)                   1997        152,290          55,500              1,740           60,000
  Executive Vice
  President of Property
  Operations

Marianne Pritchard (6)              1997        160,804          81,000 (4)          1,000           21,000
  Senior Vice President
  and Chief Financial
  Officer

David Olney (6)                     1997        150,000         115,500              2,902           15,000
  Senior Vice President
  of Acquisitions

Dennis Suarez                       1997        153,394          97,400              2,688           10,500
  Senior Vice President
  of Development

(1) Mr. Marshall replaced Mr. Gerber as Chief Executive Officer on February 28, 1997.

(2) The Annual Compensation amounts for Mr. Frew reflect the period from March 1, 1997 through December 31, 1997 as Mr. Frew was an employee of the Property Manager until the acquisition of the Property Manager on February 28, 1997.

(3) Includes $3,120 representing a bonus payment in lieu of payment of term life insurance.

(4) Includes matching contributions made by the Company under its Supplemental Executive Retirement Plan and 401(k) Plan.

(5) Includes $100,000 representing forgiveness of the principal amount of the Stock Purchase Loan made to Mr. Marshall on February 28, 1997 and $596 representing the amount paid for split-dollar life insurance premiums. See Note P to the Consolidated Financial Statements for additional details related to the Stock Purchase Loan).

(6) As of January 1, 1998, the following officer's titles were changed to reflect their promotions: Marianne Pritchard is Executive Vice President and Chief Financial Officer, David Olney is Executive Vice President and Chief Investment Officer, and Ridge Frew is Executive Vice President and Chief Operating Officer.

     The Company entered into employment agreements with David Marshall, Laurence Gerber and Marianne Pritchard. Each agreement commenced on March 1, 1996 and continues until December 31, 1998. The agreements provide for an annual base salary of $100,000 for Mr. Gerber and not less than $325,000 for Mr. Marshall and $157,000 for Ms. Pritchard. Mr. Gerber's employment as an officer terminated on February 28, 1997 upon his resignation. Such salaries may be increased at the sole discretion of the Board of Directors. Bonuses, if any, are also at the sole discretion of the Board of Directors. If any of the employment agreements are terminated by the Company other than for cause, the employee is entitled to receive all accrued but unpaid salary. In addition, certain termination payments are required. In the case of Mr. Marshall, the Company shall pay severance compensation in eighteen monthly installments (nine months in the case of Ms. Pritchard) at the same rate as the base salary in effect at the date of termination. In the event of termination due to a change of control of ownership of the Company, Ms. Pritchard's agreement provides for fifteen months of severance payments at the same rate as the base salary in effect at the date of the termination.

   The Company entered into employment agreements with Ridge Frew, David Olney and Dennis Suarez. The agreements with Mr. Frew, Mr. Olney and Mr. Suarez commenced on March 1, 1997 and continue until December 31, 1998. The agreements provide for an annual base salary of not less than $185,000 for Mr. Frew, and $150,000 for both Mr. Olney and Mr. Suarez. Such salaries may be increased at the sole discretion of the Board of Directors. Bonuses, if any, are also at the sole discretion of the Board of Directors. If any of the employment agreements are terminated by the Company other than for cause, the employee is entitled to receive all accrued but unpaid salary. In addition, certain termination payments are required. In each case, the Company shall pay severance compensation in nine monthly installments at the same rate as the base salary in effect at the date of termination. In the event of termination due to a change of control of ownership of the Company, each agreement provides for fifteen months of severance payments at the same rate as the base salary in effect at the date of the termination.

   The following table provides option information for the Company's Chief Executive Officer and the top four Executive Officers as of December 31, 1997. No options have been exercised by the Executive Officers as of December 31, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    Potential Realized
                                                                                   Value at Expiration
                                                                                     Date at Assumed
                                                                                  Annual Rates of Stock
                                                                                   Price Appreciation(1)
                                        Individual Grants                            (in thousands)
                        ----------------------------------------------------      ----------------------
                                       % of Total
                                        Options
                         Number of     Granted to
                        Securities     Employees
                        Underlying     in Fiscal     Exercise     Expiration
Name                      Options         Year         Price         Date            5%($)       10%($)
----                    ----------     ----------    --------     ----------        ------       ------
David Marshall                  0         N/A          N/A            N/A            N/A          N/A
Laurence Gerber (2)             0         N/A          N/A            N/A            N/A          N/A
Ridge Frew                 60,000         11%          11.00         3-01-07          415        1,051
Marianne Pritchard         21,000          4%          11.00         3-01-07          145          368
David Olney                15,000          3%          11.00         3-01-07          104          263
Dennis Suarez              10,500          2%          11.00         3-01-07           73          184

(1) Values calculated using 5% and 10% annual rates of appreciation of exercise price over the option term less original exercise price.

(2)    Mr. Gerber resigned as Chief Executive Officer as of February 28, 1997.

                       AGGREGATED OPTION EXERCISES IN LAST
                      FISCAL YEAR AND FY-END OPTION VALUES

                                                              Number of
                                                              Securities            Value of
                                                              Underlying           Unexercised
                                                              Unexercised          in-the-Money
                                                               Options at           Options at
                                                              Fiscal Year-         Fiscal Year-
                             Shares           Value            End (#)               End ($)
                           Acquired on       Realized        Exercisable/          Exercisable/
Name                       Exercise (#)         ($)          Unexercisable         Unexercisable
----                       ------------      --------        -------------         -------------
Laurence Gerber (1)             0                 0           200,000/0             450,000/0
David Marshall                  0                 0           200,000/0             450,000/0
Ridge Frew                      0                 0           24,000/36,000         24,000/36,000
Marianne Pritchard              0                 0           40,000/21,000         90,000/21,000
David Olney                     0                 0           40,000/15,000         70,000/15,000
Dennis Suarez                   0                 0           40,000/10,500         70,000/10,500

(1)  Mr. Gerber resigned as Chief Executive Officer as of February 28, 1997.

     Independent Directors shall be entitled to receive compensation from the Company for serving as Directors at the rate of $25,000 per year, subject to increase in future years with the prior approval of the Board of Directors. During 1997, Directors deWilde, Roskind, Finnegan, and Goldberg, each received $25,000 for their services. Directors Ahern, Kazilionis and Solomon received $6,250 for their services as they were elected on October 9, 1997 and therefore, did not serve a full year on the Board. During 1996, 1995, 1994 and 1993, each independent director received $25,000 for his services, except for Mr. deWilde, who was elected during 1993 and received $18,750 during 1993.

   On August 14, 1997, the Shareholders approved the adoption of the Berkshire Realty Company, Inc. Directors Retainer Fee Plan (the "Fee Plan") which allows non-employee directors of the Company to elect to receive all or part of their annual retainer in cash, or in shares of common stock, and to defer payments. The maximum number of shares of common stock that can be issued pursuant to the Fee Plan is 40,000. In 1997, all non-employee directors received their annual retainer fee in cash on a quarterly basis.

   Pursuant to the Berkshire Realty Company Inc. 1996 Stock Option Plan (the "Original Plan") and continuing under the proposed Berkshire Realty Company, Inc. Amended and Restated Stock Option Plan (the "Amended Stock Plan"), each non-employee director receives initial and annual stock option grants in recognition of their service as a director and if applicable, as the chair or a member of a committee of the Board.

   On May 13, 1997, Messrs. deWilde, Finnegan, Goldberg and Roskind were granted stock options in share amounts of 5,000, 6,000, 4,000, and 5,000, respectively. On November 13, 1997, Messrs. Ahern, Kazilionis and Solomon were granted stock options in the share amounts of 6,000, 5,000, and 5,000, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of December 31, 1997, no person was known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding Shares.

    The following table sets forth certain information with respect to the beneficial ownership of certain voting securities of the Company by all persons known by the Company to own beneficially more than 5% of the shares of any class of the Company's stock, each of the Company's Directors, the named executive officers and by all Directors and Executive Officers as a group, as of March 2, 1998:

TITLE OF CLASS                  NAME OF                       AMOUNT AND NATURE OF             PERCENTAGE
                                BENEFICIAL OWNER(1)           BENEFICIAL INTEREST (2)           OF CLASS(3)
-----------------------------------------------------------------------------------------------------------
PREFERRED STOCK

Preferred Stock                 Cudd & Co.                       188,552 Shares                   6.9%
Preferred Stock                 Paul D. Kazilionis               2,337,000 Shares (4)(5)         85.4%
Preferred Stock                 Westbrook Berkshire              254,117 Shares                   9.3%
                                Co-Holdings, L.L.C.
Preferred Stock                 Westbrook Berkshire              2,082,883 Shares (5)            76.1%
                                Holdings, L.L.C.
Preferred Stock                 All Directors and
                                 Executive Officers
                                 as a group                      2,337,000 Shares                85.4%

COMMON STOCK

Common Stock                    Terrance Ahern                   0                               (6)
Common Stock                    David M. deWilde                 16,800 Shares (7)               (6)
Common Stock                    Paul Finnegan                    16,000 Shares (8)               (6)
Common Stock                    Ridge Frew                       78,838 Shares (9)               (6)
Common Stock                    Laurence Gerber                  215,000 Shares (10)             (6)
Common Stock                    Charles Goldberg                 14,000 Shares (11)              (6)
Common Stock                    Paul Kazilionis                  0                               (6)
Common Stock                    Douglas Krupp                    5,682,319 Shares (12)           13.6%
Common Stock                    David Marshall                   297,147 Shares (13)             (6)
Common Stock                    David Olney                      90,335 Shares (14)              (6)
Common Stock                    Marianne Pritchard               91,228 Shares (15)              (6)
Common Stock                    E. Robert Roskind                28,000 Shares (16)              (6)
Common Stock                    Arthur Solomon                   0                               (6)
Common Stock                    Dennis Suarez                    46,735 Shares (17)              (6)
Common Stock                    All Directors and
                                 Executive Officers
                                 as a group                      6,769,762 Shares (18)           15.9%


   (1) The address of each person, except as noted, is c/o Berkshire Realty Company, Inc., 470 Atlantic Avenue, Boston, Massachusetts 02210.

   (2) Information relating to beneficial ownership is based upon information furnished by each person (except for Cudd & Co., Westbrook Berkshire Holdings, L.L.C., and Westbrook Berkshire Co-Holdings, L.L.C) using "beneficial ownership" concepts set forth in rules of the Securities and Exchange Commission (the "SEC") under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under those rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power" which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in other notes to this table, directors and executive officers possessed sole voting and investment power with respect to all shares of Common Stock referred to in the table. Information with respect to Cudd & Co., Westbrook Berkshire Holdings, L.L.C. and Westbrook Berkshire Co-Holdings, L.L.C.is based on the Company's stock ledger records.

   (3) Any Common Stock not outstanding which is subject to options or conversion privileges which the beneficial owner had the right to exercise as of March 2, 1998 or within 60 days thereof shall be deemed outstanding for purposes of computing the percentage of Common Stock owned by such beneficial owner but shall not be deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other beneficial owner. However, for purposes of determining the percentage of Common Stock owned by the Directors and Executive Officers as a group, any Common Stock not outstanding which is subject to options or conversion privileges which a member of the group had the right to exercise as of March 2, 1998 or within 60 days thereafter shall be deemed outstanding for purposes of computing the percentage of ownership of the group.

   (4) Mr. Kazilionis is an indirect beneficial owner of the 2,082,883 shares of Preferred Stock held by Westbrook Berkshire Holdings, L.L.C. and the 254,117 shares of Preferred Stock held by Westbrook Berkshire Co-Holding, L.L.C., by virtue of being the managing principal of Westbrook Real Estate Partners, L.L.C., an affiliate of Westbrook Berkshire Holdings, L.L.C. and Westbrook Berkshire Co-Holdings, L.L.C. Mr. Kazilionis has shared voting and investment powers for these shares.

   (5) As described above, holders of the Preferred Stock are entitled to vote on an "as converted basis" together with the holders of the Common Stock, (collectively, the "Voting Securities"). The following beneficial owners of Preferred Stock held greater than 5% of the Voting Securities outstanding as of March 2, 1998: Paul Kazilionis indirectly held 11.5% of the Voting Securities, and Westbrook Berkshire Holdings, L.L.C. held 10.2% of the Voting Securities.

   (6) The amount owned does not exceed one percent of the Common Stock of the Company outstanding as of March 2, 1998.

   (7) Mr. deWilde directly owns 2,800 shares of Common Stock. In addition, Mr. deWilde has the right to acquire 14,000 shares of Common Stock pursuant to Options.

   (8) Mr. Finnegan directly owns 700 shares of Common Stock. He disclaims beneficial ownership of 300 shares of Common Stock owned by his wife. In addition, Mr. Finnegan has the right to acquire 15,000 shares of Common Stock pursuant to Options.

   (9) Mr. Frew directly owns 42,838 shares of Common Stock. In addition, Mr. Frew has the right to acquire 36,000 shares of Common Stock pursuant to Options.

   (10) Mr. Gerber resigned as the Chief Executive Officer as of February 28, 1997. He directly owns 15,000 shares of Common Stock and he has the right to acquire 200,000 shares of Common Stock pursuant to Options.

   (11) Mr. Goldberg owns no shares directly. Mr. Goldberg has the right to acquire 14,000 shares of Common Stock pursuant to Options.

   (12) Mr. Krupp directly owns 10,100 shares of Common Stock and is an indirect beneficial owner of the 512,203 shares of Common Stock held by Berkshire Realty Advisors Limited Partnership, the former advisor to the Company, by virtue of being a director of BRF Corporation, the general partner of Berkshire Realty Advisors Limited Partnership. Mr. Krupp disclaims beneficial ownership of 15,950 shares of Common Stock owned by various members of his family. Further, Mr. Krupp, is an indirect beneficial owner of 5,344,066 units ("Operating Partnership Units") in BRI OP Limited Partnership ("BRI OP"), the operating partnership of which the Company is a special limited partner. Typically, holders of Operating Partnership Units acquire conversion rights one year and ten days from the date of issuance whereupon the Operating Partnership Units are redeemable on a one-for-one basis for shares of Common Stock or at the Company's election, for cash. Of the Operating Partnership Units referred to above, 5,144,066 have acquired conversion rights as of March 2, 1998 or will acquire such rights within 60 days thereafter. In the case where Mr. Krupp is a beneficial owner (but not a direct owner) of shares, he has shared voting and investment powers.

   (13) Mr. Marshall directly owns 90,804 shares of Common Stock. He disclaims beneficial ownership of 6,343 shares of Common Stock owned by various members of his family. In addition Mr. Marshall has the right to acquire 200,000 shares of Common Stock pursuant to Options.

   (14) Mr. Olney directly owns 45,335 shares of Common Stock. In addition, Mr. Olney has the right to acquire 45,000 shares of Common Stock pursuant to Options.

   (15) Ms. Pritchard directly owns 44,228 shares of Common Stock. In addition, Ms. Pritchard has the right to acquire 47,000 shares of Common Stock pursuant to Options.

   (16) Mr. Roskind directly owns 15,000 shares of Common Stock. In addition, Mr. Roskind has the right to acquire 13,000 shares of Common Stock pursuant to Options.

   (17) Mr. Suarez directly owns 3,235 shares of Common Stock. In addition, Mr. Suarez has the right to acquire 43,500 shares of Common Stock pursuant to Options.

   (18) All Directors and Executive Officers as a group directly or indirectly own 944,196 shares of Common Stock. In addition, all Directors and Officers as a group have the right to acquire shares of Common Stock pursuant to 681,500 Options. All Directors and Executive Officers as a group, directly or indirectly own 5,344,066 Operating Partnership Units in BRI OP. Typically, holders of Operating Partnership Units acquire conversion rights one year and ten days from the date of issuance whereupon the Operating Partnership Units are redeemable on a one-for-one basis for shares of Common Stock or at the Company's election, for cash. 5,144,066 of these Operating Partnership Units have acquired conversion rights as of March 2, 1998 or will acquire such rights within 60 days thereafter.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Directors and Executive Officers of the Company, and persons who own more than 10% of the issued and outstanding shares of Common Stock, to file reports of beneficial ownership with the Securities and Exchange Commission (the "Commission"). Directors, Executive Officers and greater than 10% stockholders are required by Commission regulation to furnish the Company copies of all Section 16(a) forms they file.

   Based on a review of the copies of the forms furnished to the Company or representations by reporting persons, all of the filing requirements applicable to its Executive Officers, Directors and greater than 10% stockholders were met for the year ended December 31, 1997 except for the late filing by the Company of two Form 4 reports with respect to two transactions for David deWilde.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As described in Item 1 and 7 herein, the Company became self-administered on March 1, 1996 (see Note C and O to the Notes to the Consolidated Financial Statements).

     As described in Item 1 and 7, the Company became self-managed on February 28, 1997 (see Note D and O to the Notes to the Consolidated Financial Statements).

     Berkshire Property Management, an affiliate of the Company, provided management services for the Company's multifamily properties, until February 28, 1997, and for the Company's retail properties, for the entire fiscal year. For a summary of amounts paid to related parties for services rendered and for reimbursements see Note O to the Consolidated Financial Statements included in Appendix A.

     As a result of the Questar Transaction, as described in Note E to the Consolidated Financial Statements, the Company was issued a promissory note by an affiliate of an officer of the Company. The Company also executed a five-year lease with an affiliate of an officer of the Company. (See Note O to the Notes to the Consolidated Financial Statements for additional details).

     As described in Note P to the Consolidated Financial Statements, the Company made a loan to the President of the Company.

     Additional information required by Item 402 and 404 of Regulation S-K is incorporated by reference to the Proxy Statement dated March 31, 1998 filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1. Financial Statements - see Index to Consolidated Financial Statements, Schedules, and Summary Quarterly Financial Information included under Item 8, Appendix A, on page F-2 of this report.

     2. Financial Statement Schedule - Consolidated Financial Statement Schedule to the Consolidated Financial Statements are included under
        Item 8, Appendix A on pages F-37 through F-52. Certain other schedules are omitted as they are not applicable or not required or because the information is provided in the Consolidated Financial Statements or the Notes thereto.

     3. Separate Financial Statements - as required by Rule 3-09 of Regulation S-X. The separate financial statements and schedule for Spring Valley Partnership and Brookwood Village Joint Venture are included under Item 8 (Appendix A) on pages F-54 to F-80 of this report.

(b) Exhibits:

    Number and Description
    Under Regulation S-K

    The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

    2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

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

            (10.1) Exchange Agreement dated June 27, 1991 between Berkshire Realty Company, Inc., a Delaware corporation and Krupp Cash Plus-III Limited Partnership and Krupp Cash Plus-IV Limited Partnership, each of which is a Massachusetts limited partnership. [Exhibit 10.6 to Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1- 10660)].*

            (10.2) Commercial Mortgage Loan and Real Property Purchase Agreement by and between Resolution Trust Corporation as conservator for Great American Federal Savings Association (formerly Great American First Savings Bank) (the "RTC"), and Berkshire Realty Company, Inc., dated October 12, 1992. [Exhibit 10.1 to Company's Report on Form 8-K dated October 14, 1992.(File No. 1-10660)].*

            Property Management Agreements

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

            Kidder Peabody Mortgage Capital Corporation

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

            (10.56) Interest Rate Swap Master Agreement among BRI OP Limited Partnership and The First National Bank of Boston, dated October 31, 1995. [Exhibit 10.51 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

            (10.57) Schedule to the Interest Rate Swap Master Agreement among BRI OP Limited Partnership and The First National Bank of Boston, dated October 31, 1995. [Exhibit 10.52 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

            Financial Data Schedules

            (27.1)      Financial Data Schedule - December 31, 1997+

            (27.2)      Financial Data Schedule - December 31, 1996+

            (27.3)      Financial Data Schedule - December 31, 1995+

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

            10.5 Agreement of Release, Assumption of Deed of Trust Note, Deed of Trust and Regulatory Agreement by and among Turtle Creek Associates Limited Partnership, BRI The Point Limited Partnership and Berkshire Mortgage Finance Corporation, dated March 20, 1996. [Exhibit 10.5 to Company's Report on Form 8-K/A dated July 29, 1996 (File No. 1-10660)].*

            10.6 Deed of Trust by and between Turtle Creek Associates Limited Partnership and Berkshire Mortgage Finance Corporation, dated March 14, 1994. [Exhibit 10.6 to Company's Report on Form 8-K/A dated July 29, 1996 (File No. 1-10660)].*

            10.7 Deed of Trust Note by and between Turtle Creek Associates Limited Partnership and Berkshire Mortgage Finance Corporation, dated March 14, 1994. [Exhibit 10.7 to Company's Report on Form 8-K/A dated July 29, 1996 (File No. 1-10660)].*

            10.8 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Third Rolling Road Associates Limited Partnership (Third Rolling Road/Coventry) and Questar Investment Corporation dated as of August 25, 1997.*

            10.9 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Williston Associates and Questar Investment Corporation dated as of August 25, 1997.*

            10.10 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Ridgeview Chase Associates Limited Partnership and Questar Investment Corporation dated as of August 25, 1997.*

            10.11 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Second Kingswood Common Associates Limited Partnership and Questar Investment Corporation dated as of August 25, 1997.*

            10.12 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Frederick Road Associates (Jamestown) and Questar Investment Corporation dated as of August 25, 1997.*

            10.13 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Gorn Properties, Inc. (Hilltop) and Questar Investment Corporation dated as of August 25, 1997.*

            10.14 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Rolling Road Associates (Heraldry Square) and Questar Investment Corporation dated as of August 25, 1997.*

            10.15 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Tremaine Associates Limited Partnership (Henley/Rolling Wind) and Questar Investment Corporation dated as of August 25, 1997.*

            10.16 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Plainfield Associates (Hazelcrest) and Questar Investment Corporation dated as of August 25, 1997.*

            10.17       Contribution Agreement dated as of August 25, 1997 among
                        BRI

                        OP Limited Partnership and the partners of Fourth Rolling Road Associates Limited Partnership (Fourth Rolling Road/Courtleigh), 19 West Lexington Street Limited Partnership and Questar Investment Corporation dated as of August 25, 1997.*

            10.18 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Purnell Associates (Fairway Ridge) and Questar Investment Corporation dated as of August 25, 1997.*

            10.19 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Stratton Associates Limited Partnership, Fairbrook Associates Limited Partnership (Fairbrook/Stratton Meadows) and Questar Investment Corporation dated as of August 25, 1997.*

            10.20 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Diamond Ridge Associates Limited Partnership and Questar Investment Corporation dated as of August 25, 1997.*

            10.21 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Citadel Associates Limited Partnership, Calvert's Walk Associates Limited Partnership and Questar Investment Corporation dated as of August 25, 1997.*

            10.22 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Caliber Associates Limited Partnership, Arborview Associates Limited Partnership and Questar Investment Corporation dated as of August 25, 1997.*

            10.23 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Estates II Funding Corporation, The Estates Limited Partnership and Questar Investment Corporation dated as of August 25, 1997.*

            10.24 Contribution Agreement dated as of August 25, 1997 among BRI OP Limited Partnership and the partners of Warren Park Associates and Questar Investment Corporation dated as of August 25, 1997.*

            10.25 Agreement and Plan of Merger among Berkshire Realty Company, Inc., Questar Property Management Corporation and its Shareholders dated as of August 25, 1997.*

            10.26 Agreement and Plan of Merger among Berkshire Realty Company, Inc., Questar Management Company and its Shareholders dated as of August 25, 1997.*

            10.27 Agreement and Plan of Merger among Berkshire Realty Company, Inc., Kingswood Management Company and its Shareholders dated as of August 25, 1997.*

            10.28 Agreement and Plan of Merger among Berkshire Realty Company, Inc., Vector Property Management Company and its Shareholders dated as of August 25, 1997.*

            10.29 Agreement and Plan of Merger among Berkshire Realty Company, Inc., Gorn Management Company and its Shareholders dated as of August 25, 1997.*

            10.30       Agreement and Plan of Merger among Berkshire Realty
                        Company,

                        Inc., Arborview Management Company and its Shareholders dated as of August 25, 1997.*

            10.31 Form of Development Acquisition Agreement among Questar Properties, Inc., Stephen M. Gorn, John B. Colvin and BRI OP Limited Partnership.*

            10.32 Development Contribution Agreement (Avalon 1,3,4) among Stephen Gorn, John B. Colvin and BRI OP Limited Partnership dated as of August 25, 1997.*

            10.33 Development Contribution Agreement (Liriope) among Stephen Gorn, John B. Colvin and BRI OP Limited Partnership dated as of August 25, 1997.*

            10.34 Development Contribution Agreement (Granite Run) among Stephen Gorn, John B. Colvin and BRI OP Limited Partnership dated as of August 25, 1997.*

            10.35 Development Contribution Agreement (Avalon 2) among Stephen Gorn, John B. Colvin and BRI OP Limited Partnership dated as of August 25, 1997.*

            10.36 Form of Registration Rights Agreement among Berkshire Realty Company, Inc. and certain partners of BRI OP Limited Partnership.*

            10.37 Loan Agreement between BRI OP Limited Partnership and GGC, L.L.C. dated as of August 25, 1997.*

            10.38       Consent of Coopers & Lybrand L.L.P. Independent
                        Accountants.*

            10.39       Consent of KPMG Peat Marwick LLP, Independent
                        Accountants.*

            10.40       Bylaws as amended of Berkshire Realty Company, Inc.*

            10.41 Certificate of Designation designating 2,737,000 shares of Preferred Stock of 2,737,000 shares of Series 1997-A Convertible Preferred Stock (par value $0.01 per share) dated September 30, 1997.*

            10.42 Loan Agreement between BRI OP Limited Partnership and GGC, L.L.C, dated as of August 25, 1997.*

            10.43 Stock Purchase Agreement among Berkshire Realty Company, Inc., Westbrook Real Estate Fund II, L.P. and Westbrook Berkshire Holdings, L.L.C. dated as of September 19, 1997.*

            10.44 Exchange and Amendment Agreement among Berkshire Realty Company, Inc., Westbrook Berkshire Holdings, L.L.C. and Morgan Stanley Asset Management, Inc., as attorney in fact for certain clients, dated as of September 30, 1997.*

            10.45 Registration Rights Agreement between Berkshire Realty Company, Inc. And Westbrook Berkshire Holdings, L.L.C.*

            10.46 Underwriting Agreement between Berkshire Realty Company, Inc. And Lehman Brothers, Inc., as representative of the Co-Managers dated November 4, 1997.*

            10.47       Opinion of Peabody & Brown as to tax matters.*

            10.48       Consent of Coopers & Lybrand LLP.*

            10.49       Consent of KPMG Peat Marwick LLP.*

            10.50       Consent of M/PF Research, Inc.*

            10.51       Consent of Peabody & Brown (included in Exhibit 8).*

            *  Incorporated by reference.
            +  Filed herein.

      (b)   Reports on Form 8-K

            Date               Event Reported           Financial Statements
            ----               --------------           --------------------
            October 15, 1997   Changes in Control of                 Yes
                                 Registrant
                               Acquisition of Assets
                               Other Events
            October 15, 1997   Prospectus Supplement                 None
            October 24, 1997   Earnings Release                      Yes

            Reports on Form 8-K/A

            Date               Event Reported           Financial Statements
            ----               --------------           --------------------
            November 5, 1997   Property Acquisition                  None
            November 5, 1997   Prospectus Supplement                 None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                         BERKSHIRE REALTY COMPANY, INC.



                                      By: /s/Douglas Krupp
                                          ----------------
                                          Douglas Krupp, Chairman of the Board
                                          and Director of Berkshire Realty
                                          Company, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 1998.

Signatures                        Title(s)
----------                        --------

/s/ David Marshall                President, Chief Executive Officer and
----------------------------      Director of Berkshire Realty Company, Inc.
    David Marshall


/s/ Marianne Pritchard            Executive Vice President and Chief Financial
----------------------------      Officer of Berkshire Realty Company, Inc.
    Marianne Pritchard


/s/ J. Paul Finnegan              Director of Berkshire Realty Company, Inc.
---------------------------
    J. Paul Finnegan


/s/ Charles N. Goldberg           Director of Berkshire Realty Company, Inc.
---------------------------
    Charles N. Goldberg


/s/ E. Robert Roskind             Director of Berkshire Realty Company, Inc.
---------------------------
    E. Robert Roskind


/s/ David M. deWilde              Director of Berkshire Realty Company, Inc.
---------------------------
    David M. deWilde


/s/ Terrance R. Ahern             Director of Berkshire Realty Company, Inc.
---------------------------
    Terrance R. Ahern


/s/ Paul D. Kazilionis            Director of Berkshire Realty Company, Inc.
---------------------------
    Paul D. Kazilionis


/s/ Arthur P. Solomon             Director of Berkshire Realty Company, Inc.
---------------------------
    Arthur P. Solomon

                                   APPENDIX A

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   __________




       CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND SUMMARY QUARTERLY
                              FINANCIAL INFORMATION
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1997

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND
                     SUMMARY QUARTERLY FINANCIAL INFORMATION

                                   __________________


Report of Independent Accountants                                           F-3


Consolidated Balance Sheets at December 31, 1997 and 1996                   F-4


Consolidated Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995                                      F-5 - F-6


Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 1997, 1996 and 1995                          F-7 - F-8


Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995                                     F-9 - F-11


Notes to Consolidated Financial Statements                          F-12 - F-36

Schedule III - Real Estate and Accumulated Depreciation             F-37 - F-52


Summary Quarterly Financial Information (Unaudited)                        F-53


Separate Financial Statements - Brookwood Village Joint Venture     F-54 - F-67
                              - Spring Valley Marketplace           F-68 - F-80

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Realty Company, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

     As discussed in Note F to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1996.




                                       COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
January 16, 1998, except
for Note V, for which the
date is February 27, 1998

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                                     ------
                                     ASSETS

                                                                           1997                    1996
                                                                       ------------            --------
Real estate assets: (Note F)
         Multifamily apartment complexes, net of
              accumulated depreciation                                 $715,696,151            $430,936,889
         Retail centers, net of accumulated depreciation                      -                  11,064,630
         Investments in unconsolidated joint ventures
              (Note G)                                                   15,618,657              36,036,723
         Mortgage loan receivable,
            net of purchase discounts (Note H)                            2,323,285               2,268,241
         Land and construction-in-progress                               15,185,969               4,035,820
         Land held for future development                                 5,818,105               2,331,988
         Retail centers held for sale, net of
            accumulated depreciation                                     14,404,782              30,556,482
                                                                       ------------            ------------
              Total real estate assets                                  769,046,949             517,230,773

Cash and cash equivalents                                                 9,859,110               7,015,953
Mortgage-backed securities, net ("MBS") (Note J)                          7,511,789               9,232,956
Notes receivable (Note I)                                                 7,500,000               1,826,000
Escrows                                                                  15,088,587              11,096,213
Deferred charges and other assets                                        14,932,272              10,940,879
Workforce and other intangible assets,
   net of accumulated amortization (Note C and D)                        22,481,224              12,327,039
                                                                       ------------            ------------
                  Total assets                                         $846,419,931            $569,669,813
                                                                       ============            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Credit agreements (Note K)                                          $ 75,345,000            $136,060,000
   Mortgage notes payable (Note L)                                      305,465,004             149,805,607
   Repurchase agreement (Note M)                                              -                   9,300,000
   Tenant security deposits and prepaid rents                             4,888,022               2,443,716
   Accrued real estate taxes, insurance, other
   liabilities and accounts payable (Note Q)                             17,389,965              11,797,967
                                                                       ------------            ------------
              Total liabilities                                         403,087,991             309,407,290
                                                                       ------------            ------------

Minority interest in Operating
  Partnership (Note N)                                                   75,137,066              36,608,607

Commitments and contingencies (Notes E and Q)                                 -                       -

Shareholders' equity:
     Preferred stock ("Preferred Shares"),
          $0.01 par value; 60,000,000 shares
          authorized, 2,737,000 shares issued (Note U)                       27,370                  -
     Common stock ("Shares"), $0.01 par value;
          140,000,000 Shares authorized and
          36,841,098 and 25,899,865 Shares issued,
          respectively (Note U)                                             368,411                 258,998
     Additional paid-in capital                                         394,838,797             239,446,270
     Accumulated deficit                                                (24,396,629)            (14,308,277)
     Loan receivable - officer (Note P)                                    (900,000)                  -
     Less common stock in treasury at cost
          (506,497 Shares)                                               (1,743,075)             (1,743,075)
                                                                       ------------            ------------
          Total shareholders' equity                                    368,194,874             223,653,916
                                                                       ------------            ------------
          Total liabilities and shareholders' equity                   $846,419,931            $569,669,813
                                                                       ============            ============

                     The accompanying Notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995


                                                            1997                    1996                     1995
                                                       ------------            -------------              ---------
Revenue:
  Rental                                               $109,973,608             $ 89,450,647             $70,068,230
  Management fees and
    reimbursements (Note D)                               3,157,516                    -                       -
  Interest from mortgage loans and
    notes receivable (Notes H and I)                        608,825                1,876,519               2,162,890
  Interest income from MBS                                  765,196                  942,191               1,154,336
  Other interest income                                     993,917                  732,309               1,055,963
                                                       ------------              -----------             -----------
        Total revenue                                   115,499,062               93,001,666              74,441,419
                                                       ------------             ------------             -----------
Expenses:
  Property operating (Note O)                            25,646,048               21,424,717              17,989,860
  Repairs and maintenance                                 8,064,849                6,647,344               4,920,685
  Real estate taxes                                      10,042,100                8,653,898               7,015,706
  Property management fees to an
    affiliate (Note D)                                      902,931                4,324,843               3,421,107
  Property management operations                          5,564,851                1,302,352                   -
  Depreciation and amortization                          35,272,775               29,050,960              21,983,582
  Amortization of workforce
    acquired (Notes C and D)                              8,042,554                1,120,640                   -
  Costs associated with
    Advisor Transaction (Note C)                          2,400,000                    -                       -
  Provision for losses on real
    estate investments (Note F)                           1,850,000                7,500,000                   -
  General and administrative
    (Notes C and O)                                       5,065,015                3,632,078               1,083,948
  Interest (Notes K, L and M)                            24,005,605               20,500,533              15,618,224
  State and corporate franchise taxes                       334,003                  367,563                  11,993
  Professional fees                                         345,234                  254,000                 259,891
  Non-recurring charges                                       -                      441,783               1,727,768
  Asset management fees to an
    affiliate (Note C)                                        -                      392,636               1,565,546
                                                       ------------             ------------             -----------
        Total expenses                                  127,535,965              105,613,347              75,598,310
                                                       ------------             ------------             -----------

  Loss from operations before
    joint venture income
    (loss), gains on sales of
    assets, gains on payoff of
    mortgage loans, minority
    interest and extraordinary items                    (12,036,903)             (12,611,681)             (1,156,891)
  Joint venture income (loss)                            (4,910,021)              (3,008,587)              1,407,025
  Gains on sales of assets                                6,454,717                   58,263              14,428,338
  Gains on payoff of mortgage loans                           -                        -                   1,175,083
  Minority interest in
    Operating Partnership (Note N)                        2,153,506                1,403,000                (166,587)
                                                       ------------             ------------             -----------
  Income (loss) before
    extraordinary items                                  (8,338,701)             (14,159,005)             15,686,968
  Extraordinary items, net of
    minority interest                                       (90,345)                (149,272)               (900,926)
                                                       ------------             ------------             -----------
  Net income (loss)                                      (8,429,046)             (14,308,277)             14,786,042
  Income allocated to preferred
    shareholders                                         (1,659,306)                   -                       -
                                                       ------------             ------------             -------
  Net income (loss) allocated to
    common shareholders                                $(10,088,352)            $(14,308,277)            $14,786,042
                                                       ============             ============             ===========

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                         1997                       1996                    1995
                                                     ------------               ------------            --------
Earnings per common share (basic and diluted)(Note R):

  Income (loss) before
    extraordinary item                                     $ (.37)                    $ (.56)                 $ .62
                                                           ======                     ======                  =====

  Net income (loss) per
    common share                                           $ (.37)                    $ (.56)                 $ .58
                                                           ======                     ======                  =====

  Weighted average shares                              27,099,522                 25,393,147             25,392,621
                                                       ==========                 ==========             ==========

                     The accompanying Notes are an integral
                 part of the Consolidated Financial Statements.
                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995


                    Series 1997-A Convertible                           Additional     Accumulated
                     Preferred Stock at par     Common Stock at par   Paid-in Capital   Deficit
                     ----------------------     -------------------   ---------------  -----------
                       Shares    Amount         Shares       Amount
                     ---------- --------        ------       ------
Balance,
December 31, 1994        -       $  -           25,391,928   $258,984  $270,075,107     $     -

Net income               -          -                 -          -             -         14,786,042

Proceeds from the
  exercise of
  stock warrants         -          -                1,023         10        10,087           -

Dividends                -          -                 -           -      (7,813,496)    (14,786,042)
                   ---------     -------        ----------    --------  ------------    ------------

Balance,
December 31, 1995        -          -           25,392,951    258,994   262,271,698           -

Net loss                 -          -                 -           -            -        (14,308,277)

Proceeds from the
  exercise of
  stock warrants         -          -                  417          4         5,880           -

Stock option
  grants                 -          -                 -           -          22,584           -

Dividends                -          -                 -           -     (22,853,892)          -
                   ---------     -------        ----------   --------   ------------     ---------

Balance,
December 31, 1996        -          -           25,393,368    258,998   239,446,270    (14,308,277)


                     Loan
                    Receivable-    Treasury
                     Officer     Stock at cost   Total
                    -----------  -------------   -----
Balance,
December 31, 1994   $    -       $(1,743,075)    $268,591,016

Net income               -              -          14,786,042

Proceeds from the
  exercise of
  stock warrants         -              -              10,097

Dividends                -              -         (22,599,538)
                   - ---------   -----------     ------------

Balance,
December 31, 1995        -        (1,743,075)     260,787,617

Net loss                 -            -           (14,308,277)

Proceeds from the
  exercise of
  stock warrants         -            -                 5,884

Stock option
  grants                 -            -                22,584

Dividends                -            -           (22,853,892)
                   - ---------        ----------- ------------

Balance,
December 31, 1996        -       (1,743,075)      223,653,916


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995
                                   (Continued)

                    Series 1997-A Convertible                             Additional       Accumulated
                     Preferred Stock at par     Common Stock at par     Paid-in Capital      Deficit
                     ----------------------     -------------------     ---------------    -----------
                       Shares    Amount         Shares       Amount
                     ---------- --------        ------       ------
Balance,
December 31, 1996        -        -             25,393,368    258,998     239,446,270      (14,308,277)

Net loss                 -        -                 -             -             -           (8,429,046)

Issuance of
  Preferred Shares
  (Note U)           2,737,000   27,370             -             -        65,849,295             -

Preferred dividends                                                                         (1,659,306)

Stock option
  grants (Note P)        -        -                 -             -            22,584             -

Issuance of Common
  Shares (Note U)        -        -             10,490,875    104,909     108,704,101             -

Conversion of Units to
  Common Shares (Note N) -        -                448,863      4,489       4,246,715             -

Stock purchase
  loan, net (Note P)     -        -                 -             -             -                 -

Proceeds from the
  exercise of
  stock warrants         -        -                  1,495         15          17,611             -

Dividends                -        -                 -             -       (23,447,779)            -
                    ---------  -------          ----------      -------- -------------     -----------

Balance,
December 31, 1997   2,737,000  $27,370          36,334,601      $368,411 $394,838,797     $(24,396,629)
                    =========  =======          ==========      ======== ============     ============


                            Loan
                         Receivable-    Treasury
                           Officer     Stock at cost   Total
                         -----------  -------------   -----
Balance,
December 31, 1996            -        (1,743,075)    223,653,916

Net loss                     -              -         (8,429,046)

Issuance of
  Preferred Shares
  (Note U)                   -              -         65,876,665

Preferred dividends                                   (1,659,306)

Stock option
  grants (Note P)            -              -             22,584

Issuance of Common
  Shares (Note U)            -              -        108,809,010

Conversion of Units to
  Common Shares (Note N)     -              -          4,251,204

Stock purchase
  loan, net (Note P)      (900,000)         -           (900,000)

Proceeds from the
  exercise of
  stock warrants             -              -             17,626

Dividends                    -              -        (23,447,779)
                          ---------   -----------    ------------

Balance,
December 31, 1997        $(900,000)  $(1,743,075)   $368,194,874
                          =========   ===========    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                         CASH FLOWS For the Years Ended
                        December 31, 1997, 1996 and 1995

                                                     1997                   1996                   1995
                                                ------------            ------------           ------------
Operating activities:
    Net income (loss)                           $ (8,429,046)           $(14,308,277)          $ 14,786,042
    Adjustments to reconcile net
       income (loss) to net cash provided
       by operating activities:
          Depreciation and amortization           35,272,775              29,050,960             21,983,582
          Amortization of intangible assets        8,042,554               1,120,640                   -
          Costs associated with Advisor
              Transaction                          2,400,000                    -                      -
          Provision for losses on real
              estate investments                   1,850,000               7,500,000                   -
          Joint venture (income) loss              4,910,021               3,008,587             (1,407,025)
          Distributions received from
              joint venture earnings                    -                       -                 1,407,025
          Gains on sales of assets                (6,454,717)                (58,263)           (15,603,421)
          Non-employee stock options                  22,584                  22,584                   -
          Stock purchase loan forgiveness            100,000                    -                      -
          Amortization of purchase discounts        (144,558)               (511,976)              (535,401)
          Costs associated with the
              refinancing of debt                       -                       -                   253,500
          Minority interest in
              Operating Partnership               (2,153,506)             (1,403,000)               166,587
          Write-off of deferred financing
              costs, net                              24,828                 149,272                647,426
          Amortization of deferred
              financing costs                      1,427,429               1,052,283              1,446,242
          (Increase) decrease in escrows
              and other assets                    (4,242,387)             (2,470,167)             2,550,889
          Increase (decrease) in accrued
              real estate taxes, other
              liabilities and accounts payable     3,461,998               3,952,223               (298,263)
          Increase (decrease) in tenant
              security deposits and
              prepaid rents                        2,444,306                 399,924               (348,768)
                                                ------------            ------------           ------------
                    Net cash provided by
                         operating activities     38,532,281              27,504,790             25,048,415
                                                ------------            ------------           ------------

Investing activities:
    Costs to acquire properties                  (96,589,327)            (37,894,563)           (48,905,137)
    Land acquisition and
       construction-in-progress                  (16,207,482)            (13,512,645)           (18,618,220)
    Proceeds from sales of properties             38,415,017              19,580,079             61,020,687
    Recurring capital expenditures                (4,569,573)             (4,397,131)            (3,166,208)
    Rehabilitation and non-recurring
       capital expenditures                      (15,642,973)            (15,900,996)            (8,389,316)
    Notes receivable                              (7,500,000)                   -                      -
    Distributions from the sale of
       joint venture asset                         7,945,667                    -                      -
    Distributions received from joint
       ventures in excess of earnings              1,481,615               2,644,533              1,491,919
    Contributions to joint venture                (2,150,000)                   -                      -
    Acquisition of mortgage loans                       -                       -               (28,083,544)
    Proceeds from the payoff of
       mortgage loans                                   -                 15,324,802             17,296,112
    Principal collections on MBS                   1,733,674               2,360,929              1,761,562
    Principal collections on mortgage loans        1,903,007               1,039,898                473,976
    Escrows established at acquisition
       of properties                              (4,755,629)             (5,189,961)                49,758
    Cost to acquire workforce and
       intangible assets                            (559,239)               (447,679)                  -
                                                 -----------            ------------           ------------
              Net cash used for
                    investing activities         (96,495,243)            (36,392,734)           (25,068,411)
                                                 -----------            ------------           ------------
                                    Continued




                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
              For the Years Ended December 31, 1997, 1996 and 1995


                                                     1997                   1996                    1995
                                                 -----------             -----------            -----------
Financing activities:
    Proceeds from the issuance
      of preferred stock, net of
      discounts and offering costs                65,876,665                    -                      -
    Dividends paid and accrued to
      preferred stockholders                      (1,659,306)                   -                      -
    Proceeds from issuance of
       common stock, net of discounts
      and offering costs                         103,109,010                    -                      -
    Dividends to common shareholders             (23,447,779)            (22,853,892)           (22,599,538)
    Advances under credit agreements              19,400,000              48,970,000             67,140,000
    Payments on credit agreements                (80,115,000)             (8,050,000)           (51,000,000)
    Payment on repurchase agreement               (9,300,000)             (1,650,000)            (1,200,000)
    Proceeds from repurchase agreement                  -                       -                   350,000
    Payment of financing costs                      (501,934)             (1,222,170)            (3,044,443)
    Proceeds from mortgage notes
      payable                                           -                       -                17,800,000
    Principal payments on mortgage notes
       payable                                    (7,760,525)             (8,591,947)            (6,296,501)
    Costs associated with the
       refinancing of debt                              -                       -                  (253,500)
    Proceeds from the exercise of stock
       warrants                                       17,626                   5,884                 10,097
    Distributions to minority interest            (4,812,638)             (1,846,688)              (240,739)
    Contribution from minority interest                 -                       -                     5,000
                                                 -----------             -----------            -----------
          Net cash provided by
               financing activities               60,806,119               4,761,187                670,376
                                                 -----------             -----------            -----------

Net increase (decrease) in cash
  and cash equivalents                             2,843,157              (4,126,757)               650,380

Cash and cash equivalents, beginning
  of year                                          7,015,953              11,142,710             10,492,330
                                                 -----------             -----------            -----------

Cash and cash equivalents, end
  of year                                        $ 9,859,110             $ 7,015,953            $11,142,710
                                                 ===========             ===========            ===========

Supplemental cash flow disclosure:
   Cash paid for interest during year            $24,327,983             $20,143,571            $16,274,850
                                                 ===========             ===========            ===========

   Interest capitalized during year              $   777,159             $   514,258            $   658,480
                                                 ===========             ===========            ===========



                                    Continued



                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
              For the Years Ended December 31, 1997, 1996 and 1995


Supplemental disclosure of non-cash financing and investing activities:

                                                  1997                    1996                   1995
                                              ------------             ------------           --------

    Property acquisitions                      $(304,798,057)          $(112,964,195)         $ (59,405,137)
    Debt assumed in property
         acquisitions                            165,549,922              53,196,934              5,417,735
    Units issued for property
         acquisitions (Notes E and F)             29,728,045              21,872,698              5,082,265
    Shares issued for property
         acquisitions (Note E)                     4,700,000                       0                      0
    Joint venture distribution
         of property, net                          8,230,763                       0                      0
                                                ------------            ------------           ------------

         Cash to acquire property               $(96,589,327)           $(37,894,563)          $(48,905,137)
                                                ============            ============           =============

    Units issued for intangible
         assets acquired (Notes C and D)        $ 17,637,500            $ 13,000,000           $         -
                                                ============            ============           ============

    Units issued for Advisor
         benchmarks (Note C)                    $  2,400,000            $       -              $         -
                                                ============            ============           ============

    Conversion of Units to Shares               $  4,251,204            $       -              $         -
                                                ============            ============           ============

    Reclassification of construction
         in progress to multifamily
         apartment complexes                    $  1,571,216            $ 10,888,961           $ 22,003,156
                                                ============            ============           ============


                     The accompanying Notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.     Organization

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

       The Company was restructured to an umbrella partnership real estate investment trust ("UPREIT") on May 1, 1995, when the Company's assets, subject to liabilities, were transferred to a newly formed subsidiary ("Operating Partnership") of which the Company is a Special Limited Partner and owns 100% of the stock of Berkshire Apartments, Inc., the general partner. Upon transfer of its net assets, the Company was issued 25,392,452 units of the Operating Partnership ("Units") which was equal to the number of shares outstanding on May 1, 1995. The Company incurred costs of $1,727,768 as a result of restructuring to an UPREIT which were recorded as a non-recurring expense.

       In connection with the organization of the Operating Partnership, on May 1, 1995, an affiliate of Berkshire Realty Advisors, the Company's former Advisor, contributed $5,000 and River Oaks Apartments, subject to mortgage debt of $5.4 million at a valuation of $10,500,000. The seller received 534,975 Units in the Operating Partnership ("Minority Interest") valued at $9.50 per Unit or $5.1 million, in exchange for its interest in the property. Under the agreement, the Company may not sell the River Oaks Apartments until May 1, 1998. The contribution was accounted for using the purchase method. River Oaks is a 17-story, 136-unit, multifamily apartment complex located in the River Oaks area of Houston, Texas.

       On March 1, 1996, the Company became self-administered when it acquired the assembled workforce and other assets of an affiliate of a director of the Company, which provided advisory and development services to the Company (the "Advisor Transaction"). In exchange for the assets acquired the Company issued 1.3 million Units of the Operating Partnership. The transaction was valued at $13 million, which together with related costs, was recorded as an intangible asset associated with the workforce acquired. If certain share price benchmarks are achieved during a six-year period, $7.2 million of additional Units may be issued. During 1997, the $11.00 and $12.00 share price benchmarks were achieved and an additional 209,091 Units were issued at a value of $2.4 million. (See Note C to the Consolidated Financial Statements).

       Property management services for the Company's multifamily assets were performed by an affiliate of certain directors and officers of the Company until February 28, 1997 when the Company acquired the established workforce and other assets of the affiliated company for 1.7 million Units (the "Property Manager" or "Property Manager Transaction"). The transaction was valued at $17.6 million (based on a $10.375 share price) and was recorded on the balance sheet of the Company as an intangible asset associated with the third-party property management contracts and the acquisition of a workforce.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

A.     Organization - Continued

       At the time of the acquisition, the Property Manager managed 57 apartment communities, including the Company's 35 assets, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company no longer pays management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company receives management fees and reimbursements of certain expenses associated with 22 third-party management contracts primarily with partnerships affiliated with certain directors and officers of the Company. (See Note D to the Consolidated Financial Statements).

       In addition to the three transactions mentioned above, the Company has utilized its UPREIT structure to acquire an additional 28 multifamily communities since 1995. All UPREIT transactions have increased the ownership of the Operating Partnership by minority limited partners to 16.54% at December 31, 1997 which includes a 12.5% ownership by companies affiliated with a director and officers of the Company. The Company directly or indirectly owns the remaining 83.46% of the Operating Partnership. The Company has several wholly-owned qualifying REIT subsidiaries which were formed in connection with the UPREIT transaction or for financing purposes and are consolidated in the accompanying financial statements.

       The principal business of the Company is the acquisition, renovation, rehabilitation, development and operation of multifamily apartment communities located in the Mid-Atlantic and Southeast regions of the United States and Florida and Texas. As of December 31, 1997, the Company owns 65 apartment communities consisting of 18,773 units and also has investments in three retail centers, which were sold subsequent to December 31, 1997. The Company has approximately 740 multifamily units under development and two parcels of land for future development. The Company has contracted to acquire three development properties from an affiliate of the Questar Partner as a result of the transaction described in Note E. The Company also entered into a Development Acquisition Agreement with an affiliate of the Questar Partner which granted the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by affiliates of the Questar Partner which meet the Company's acquisition and development criteria.

       The Company is authorized to issue up to 140,000,000 shares of common stock, $0.01 par value per share ("Shares"). The Company is also authorized to issue up to 60,000,000 shares of preferred stock, $0.01 par value, which may be issued in multiple classes or series ("Preferred Shares"). The Board is authorized to determine the rights, preferences and privileges of the preferred stock including the number of shares constituting any such series and the designation thereof, without any further vote or action by the Shareholders. The Company's outstanding shares are publicly traded on the New York Stock Exchange under the symbol "BRI". The Company's outstanding common stock warrants are publicly traded on the New York Stock Exchange under the symbol "BRI/WS".

       The Company has an infinite life; however the Company's Certificate of Incorporation, as amended, requires the Company's Board of Directors (the "Board") to prepare and submit a Plan of Liquidation to the Shareholders on or before December 31, 1998. The Plan of Liquidation will become effective only if approved by shareholders holding a majority of the shares then outstanding.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

B.   Significant Accounting Policies

     The Company uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes.

     Basis of Presentation

     The accompanying Consolidated Financial Statements include the consolidated accounts of the Company, Operating Partnership and the subsidiaries of the Operating Partnership.

     All significant intercompany balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company have been adjusted for the minority interest of unitholders in the Operating Partnership.

     Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company includes all short-term investments with maturities of three months or less at the date of acquisition in cash and cash equivalents. The carrying value of these investments approximated market at December 31, 1997 and 1996.

     The Company invests its cash primarily in money market funds with commercial banks. The Company has not experienced any losses to date on its invested cash.

     Escrows

     Escrows include amounts established pursuant to certain debt agreements for real estate tax, insurance and capital improvements.

     Real Estate Assets and Depreciation

     Expenditures related to the acquisition, improvement and development of real estate assets are capitalized at cost. Upon acquisition of a real estate asset, expenditures to remedy deferred maintenance and renovation costs are capitalized. Ordinary repairs and maintenance are expensed as incurred.

     Depreciation

     Depreciation is computed by using the straight-line method over the estimated useful lives of the related assets as follows:

                    Buildings                                    25 years
                    Building improvements                        5 to 25 years
                    Appliances, carpeting and equipment          3 to 8 years


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

B.     Significant Accounting Policies - Continued

       Interest Expense and Real Estate Tax Capitalization of Development Assets

       Interest expense and real estate taxes incurred during the construction period of assets under development are capitalized until buildings are placed in service as evidenced by certificates of occupancy.

       Amortization of Workforce and Other Intangible Assets

       Amortization of the intangible assets acquired related to the Advisor Transaction and Property Manager Transaction is calculated using the straight-line basis over a period of three to four years.

       Impairment of Long-Lived Assets

       Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell.

       Investments in Unconsolidated Joint Ventures

       Investments in Joint Ventures are accounted for using the equity method of accounting as the respective Partnership Agreements require either a majority vote (Brookwood) or two thirds majority (Spring Valley) for all major decisions regarding the Joint Ventures. As such, the Company does not have control of the operation of the underlying assets. Under the equity method of accounting, the Company's share of income (loss) of the Joint Ventures is included currently in the Company's net income (loss).

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

       Rental Revenue

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

B.      Significant Accounting Policies - Continued

        Deferred Expenses

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

        Income Taxes

        The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believes it will continue to meet all such qualifications. Accordingly, the Company will not be subject to federal income taxes on amounts distributed to Shareholders provided that it distributes annually at least 95% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, no provision for federal income taxes has been recorded in the Consolidated Financial Statements. However, the Company is subject to certain state income taxes and certain state net worth taxes which have been recorded in the Consolidated Statements of Operations.

        Earnings Per Share

        Financial Accounting Standards Board Statement No. 128 ("FAS 128") "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has adopted the requirements of this pronouncement for all periods presented in its financial statements for the three years ended December 31, 1997. FAS 128 specifies the computation, presentation and disclosure requirements for net income per share.

        Reclassifications

        Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

C.      The Advisor Transaction

        On February 28, 1996, the Board of Directors, acting on the recommendation of a Special Committee comprised of the Independent Directors, approved the acquisition, via contribution, of the existing workforce and other assets of the Advisor in exchange for 1.3 million Units which had a value of $13 million. The total acquisition price, including professional fees and expenses, has been recorded on the Company's balance sheet as intangible assets associated with the workforce acquired and is being amortized on a straight-line method over a three-year period.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

  C.  The Advisor Transaction - Continued

      The Board's actions were initiated to increase cash flows and to align the organization of the Company to be consistent with the structure preferred by institutional investors, rating agencies and market analysts.

      Additional Units, up to a total of $7.2 million, may be issued during a six-year period if certain share price benchmarks are achieved. The benchmarks will be satisfied if the share price of the Company's common stock is equal to or greater than the benchmark for any fifteen days during any twenty consecutive trading days. There are six share price benchmarks beginning at $11.00 and increasing by $1.00 each up to a maximum of $16.00. Upon satisfaction of each benchmark, Units equal to $1.2 million will be issued. The Company achieved share price benchmarks of $11.00 on March 19, 1997 and $12.00 on October 9, 1997 and issued 109,091 and 100,000 Units, respectively, on those dates. The value of additional Units issued during 1997 was $2.4 million and was recorded as an expense in the Consolidated Statements of Operations. As of December 31, 1997, 209,091 additional Units have been issued as a result of achieving the share price benchmarks.

      The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a "self-administered" REIT. The Company began incurring general and administrative expenses for its acquired management staff including salaries, benefits, and other overhead expenses. The Company has outsourced with affiliated companies of a director for specific administrative services such as shareholder communications, computer systems and support and legal services. (See Note O for additional details).

  D.  Property Manager Transaction

      On February 26, 1997, the Board of Directors, acting on the recommendation of a Special Committee comprised solely of Independent Directors, approved the acquisition of the workforce and other assets of the Property Manager which provided multifamily property management services to the Company ("Property Manager"). The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Units which had a value of approximately $17.6 million.

      At the time of the contribution, the Property Manager managed 57 apartment communities, including the Company's 35 assets, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company no longer pays management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company receives management fees and reimbursements associated with 22 third-party management contracts acquired. Those contracts are primarily with partnerships affiliated with a director of the Company. Throughout 1997, the Company engaged an affiliated company to manage its retail assets. Subsequent to December 31, 1997, as a result of the sale of the Company's remaining retail assets, the management contracts were terminated. (See Notes O and V for additional details).

      The Board's actions were initiated to reduce the costs associated with the operations of the multifamily portfolio, to generate revenue from third-party fee management contracts and to align the organization of the Company to be consistent with the structure preferred by institutional investors, rating agencies and market analysts.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

  D.  Property Manager Transaction - Continued

      The value of the assets acquired was determined by evaluating the future cash flows attributable to the third-party management contracts as well as the immediate operating efficiencies obtained through the acquisition of a cohesive assembled workforce. Accordingly, the value of the transaction was allocated to intangible assets associated with third-party management contracts and the workforce acquired. The Company recorded intangible assets of $4.4 million based on discounted cash flows from third-party property management contracts and $13.2 million based on the value of intangible assets associated with the workforce acquired. The acquisition price is being amortized on a straight-line method over a three to four year period.

  E.  Questar Transaction

      On November 14, 1997, the Company consummated a transaction with the Questar Companies ("Questar" or "Questar Partner") whereby it acquired eighteen apartment communities (3,699 units) (the "Questar Transaction"). The Company also contracted to purchase four apartment communities which were under development at the time of the transaction. The total purchase price of $171.4 million was funded through the assumption of $128.7 million in debt, the issuance of $19.9 million in Units, $4.7 million in common stock and cash of $18.1 million, which was primarily used to pay off debt. On the date of the transaction, the Company entered into a Development Acquisition Agreement with Questar Builders, Inc. which gives the Company the exclusive right to acquire all apartment communities developed by Questar Builders, Inc. which meet the Company's acquisition and development criteria.

      This acquisition represents the first transaction completed under Berkshire's regional partner strategy of merging in the assets and the personnel of proven apartment operating companies and then establishing them as regional divisions of Berkshire.

      The apartment communities acquired are summarized as follows:

                                                                  Number of
        Property Name                Location                    Apartments
        -------------             ---------------                ----------
        Arborview                   Belcamp, MD                     288
        Calvert's Walk              Belair, MD                      276
        Courtleigh                  Baltimore, MD                   280
        Coventry                    Baltimore, MD                   122
        Diamond Ridge               Baltimore, MD                    92
        The Estates                 Pikesville, MD                  208
        Fairway Ridge               Baltimore, MD                   274
        Hazelcrest                  Baltimore, MD                    48
        Heraldry Square             Baltimore, MD                   270
        Hilltop                     Baltimore, MD                    50
        Jamestowne                  Baltimore, MD                   335
        Kingswood I                 Baltimore, MD                   203
        Kingswood II                Baltimore, MD                   203
        Ridgeview Chase             Westminster, MD                 204
        Rolling Wind                Baltimore, MD                   280
        Stratton Meadows            Baltimore, MD                   268
        Warren Park                 Baltimore, MD                   200
        Williston                   Baltimore, MD                    98
                                                                  -----
                                                                  3,699
                                                                  =====

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  F.  Multifamily and Retail Property

      As of December 31, 1997, the Company had investments in 68 properties in eight states consisting of 65 multifamily communities having in the aggregate 18,773 apartment units and three retail centers, including one joint venture, with a total of 639,829 square feet of leasable space.

      The following summarizes the carrying value of the Company's multifamily apartment communities, retail centers and property held for sale (dollars in thousands):

                                                       December 31,
                                                 ------------------------
                                                   1997            1996
                                                   ----            ----
      Land                                       $108,593        $ 76,525
      Buildings and improvements                  625,748         419,932
      Appliances, carpeting and equipment         125,040          82,971
                                                 --------        --------
      Total multifamily and retail property       859,381         579,428
      Accumulated depreciation and
        valuation provisions                     (129,280)       (106,870)
                                                 --------        --------
                                                 $730,101        $472,558
                                                 ========        ========
      Acquisitions

      On January 1, 1997, the Company acquired Westchester Apartments, a 345-unit apartment community located in Silver Spring, Maryland, for $16.1 million. The Company paid cash of $.9 million, assumed debt of approximately $11.4 million and issued 388,333 Units with a value of approximately $3.8 million. The debt agreement requires monthly principal and interest payments based on an interest rate of 8.25% along with monthly funding of real estate tax escrows.

      On May 13, 1997, in conjunction with the exchange of Brookwood Village, a retail asset held in joint venture, the Company acquired Berkshire West Apartments and Sun Chase Apartments for an aggregate value of approximately $13.9 million. Berkshire West is a 200-unit garden style apartment community located in Winter Garden, Florida, a suburb of Orlando. In conjunction with the acquisition of this asset, the Company assumed $5.7 million in debt which matures in December, 2003. The debt agreement requires monthly principal and interest payments at a rate of 7.45% along with monthly real estate tax escrow funding. Sun Chase is a 168-unit garden style apartment community located in Bradenton, Florida.

      In the third quarter of 1997, the Company acquired four multifamily apartment communities for approximately $29.5 million. The Company paid cash of approximately $1 million, assumed debt of approximately $19.8 million and issued 582,921 Units and 189,332 Shares with a combined value of approximately $8.7 million. The mortgage notes require monthly installments of principal and interest and mature at various dates through 2023. Interest rates on the notes are at 7.5%. The apartment communities acquired are summarized as follows:

                              Date of                                   Number
        Property Name       Acquisition             Location           of Units
        -------------       -----------          -----------------     --------
        The Cove               7/22/97           Glen Burnie, MD          181
        The Channel            7/22/97           Glen Burnie, MD          120
        Harper's Mill          7/22/97           Millersville, MD         144
        The Lighthouse         9/22/97           Glen Burnie, MD          168
                                                                          ---
                                                                          613
                                                                          ===

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  F.    Multifamily and Retail Property - Continued

        On September 26, 1997, the Company acquired four multifamily apartment communities for a cash purchase price of approximately $60.3 million. The apartment communities which were acquired are summarized as follows:

                                                                         Number
        Property Name                   Location                        of Units
        -------------                   --------                        --------
        Huntington Lakes                Dallas, TX                         405
        Huntington Brook                Dallas, TX                         320
        Huntington Ridge                Irving, TX                         232
        Sweetwater Ranch                Richardson, TX                     312
                                                                         -----
                                                                         1,269
                                                                         =====

        On September 29, 1997, the Company acquired Summer Place Apartments for a cash purchase price of $7 million. Summer Place is a 212-unit apartment community located in Addison, Texas.

        Development

        In the first quarter of 1997, the Company completed the construction of Berkshires at Brookfield, a 96-unit apartment complex which has been combined with Brookfield Trace, an existing apartment community in Mauldin (Greenville), South Carolina. The total cost of construction was approximately $6.7 million. The values of the 24 apartment units completed in 1997 and the 72 apartment units completed in 1996 were transferred to multifamily assets on the Consolidated Balance Sheets as of December 31, 1997 and 1996, respectively.

        On December 15, 1997, the Company acquired Liriope Apartments, an 84-unit apartment community located in Belcamp, Maryland, for approximately $7.6 million in cash. The property was purchased from an affiliate of Questar Builders, Inc. as a result of the Questar Transaction. (See Note E for additional details).

        In the fourth quarter of 1996, the Company began construction of Crooked Creek Apartments, a 296-unit apartment community in Durham, North Carolina. The total cost of the project is currently estimated to be approximately $20.2 million. Approximately $8.6 million of construction costs had been incurred as of December 31, 1997. The estimated cost to complete construction is approximately $11.6 million as of December 31, 1997.

        In January, 1997, the Company purchased a parcel of land in Greenville, South Carolina for approximately $3 million for the development of a planned 500-unit apartment community.

        In December, 1997, the Company purchased a 60-acre parcel of land in Atlanta, Georgia for approximately $5.8 million for the planned initial development of approximately 440 apartment units. Construction is expected to begin in the third quarter of 1998.

        The Company also owns two other parcels of land, one located in Dallas, Texas, which is under contract for sale, and another located in Greenville, South Carolina. Development plans are under consideration for this site.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  F.    Multifamily and Retail Property - Continued

        As a result of the Questar Transaction, the Company has contracted to acquire three additional properties from Questar Builders, Inc. which were in various stages of development as of December 31, 1997. The developments are summarized as follows:

                                            Planned   Estimated
                                           Apartment     Total
          Property       Location            Units    Investment
          --------       --------          ---------  ----------
                                                     (in thousands)

           Granite Run   Baltimore, MD          264      $25,500
           Avalon I      Pikesville, MD         258       25,900
           Avalon II     Pikesville, MD         147       15,400
                                                ---      -------

           Total                                669      $66,800
                                                ===      =======

        On November 14, 1997, the Company entered into a Development Acquisition Agreement with Questar Builders, Inc. which granted the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by Questar Builders, Inc. which meet the Company's acquisition and development criteria.

        Dispositions

        On January 15, 1997, the Company sold Howell Commons Apartments, a 348-unit apartment community located in Greenville, South Carolina for $13.0 million. The property had a depreciated cost basis of approximately $6.5 million which, after closing costs, resulted in a gain on sale of approximately $6.5 million.

        On March 25, 1997, the Company sold Banks Crossing, a 243,660 square foot retail center in Fayetteville, Georgia, for approximately $13.8 million which was its carrying value.

        On May 13, 1997, as mentioned above, the Company and its joint venture partner exchanged Brookwood Village in conjunction with the acquisition of Berkshire West and Sun Chase. Brookwood Village Joint Venture recognized a loss on the sale of approximately $722,000 of which approximately $361,000 was the Company's pro-rata share.

        On August 6, 1997, the Company sold Crossroads Shopping Center, a 211,186 square foot retail center located in Atlanta, Georgia, for approximately $12 million which was its carrying value.

        Impairment of Long-Lived Assets

        The Company's strategic decision to divest of its retail portfolio over time and reinvest proceeds into multifamily assets has necessitated the recognition of impairment losses on the Company's retail assets in accordance with Statement of Financial Accounting Standards Opinion No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company has reclassified its wholly-owned centers to assets held for sale and recorded provisions for losses which represent the difference between carrying value and estimated fair value less costs to sell. The Company's share of provisions for losses recorded in its Consolidated Statements of Operations related to its wholly-owned and joint venture owned retail assets totaled $7.2 million and $12.0 million for the years ended December 31, 1997 and 1996, respectively.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Impairment of Long-Lived Assets - Continued

        The Company's share of valuation reserves recorded on its Consolidated Balance Sheets related to its wholly-owned and joint venture retail assets totaled $7.5 million and $12.0 million as of December 31, 1997 and 1996, respectively. During 1997, and subsequent to year end, the Company sold its remaining retail assets, including the remaining joint venture investments. (See Note V for additional details).

  G.    Investments in Unconsolidated Joint Ventures

        As of December 31, 1996, the Company had a 50% interest in Brookwood Village Joint Venture and a 50.1% interest in Spring Valley Partnership (collectively, the "Joint Ventures"). On May 13, 1997, Brookwood Village Joint Venture exchanged Brookwood Village for two multifamily properties and cash. (See Note F for additional details).




                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  G.    Investments in Unconsolidated Joint Ventures - Continued

        Condensed combined financial statements for the Joint Ventures are as follows:

                        CONDENSED COMBINED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS
                                                    1997              1996
                                               ------------      ---------

        Property at cost                       $ 54,036,202      $114,358,875
        Less accumulated depreciation           (24,936,202)      (40,173,598)
                                               ------------      ------------
        Total real estate assets                 29,100,000        74,185,277
        Other assets                              2,897,655         2,774,699
                                               ------------      ------------
        Total assets                           $ 31,997,655      $ 76,959,976
                                               ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

        Liabilities                               $    711,270   $  4,858,639
                                                  ------------   ------------

        Partners' equity:
          The Company                               15,618,657     36,036,723
          Joint venture partner                     15,667,728     36,064,614
                                                  ------------   ------------
          Total partners' equity                    31,286,385     72,101,337
                                                  ------------   ------------
          Total liabilities and partners' equity  $ 31,997,655   $ 76,959,976
                                                  ============   ============


                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                1997            1996            1995
                                            ------------    ------------    --------

        Revenue                             $  9,221,901    $ 13,118,356    $ 12,873,159
        Property operating expenses           (4,756,376)     (6,214,033)     (5,912,347)
        Depreciation                          (2,798,220)     (3,925,146)     (4,150,399)
        Provision for loss                   (10,749,529)     (9,000,000)           -
        Loss on sale                            (721,760)           -               -
                                            ------------    ------------    ---------
        Net income (loss)                   $ (9,803,984)   $ (6,020,823)   $  2,810,413
                                            ============    ============    ============

        Allocation of net income (loss):
              The Company                   $ (4,910,021)   $ (3,008,587)   $  1,407,025
              Joint venture partner           (4,893,963)     (3,012,236)      1,403,388
                                            ------------    ------------    ------------
                                            $ (9,803,984)   $ (6,020,823)   $  2,810,413
                                            ============    ============    ============

      Pursuant to Statement of Financial Accounting Standards Opinion No. 121 "Accounting for the Improvement of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" impairment losses were recognized on the Company's joint venture assets. In 1997, Brookwood Village and Spring Valley recorded provisions for losses of $1,472,096 and $9,277,433, respectively, which represented the difference between carrying value and estimated fair value less costs to sell. In 1996, Brookwood Village recorded a provision for loss of $9,000,000.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

  H.  Mortgage Loan Receivable

      The Company held a mortgage loan which had a carrying value of approximately $2,323,000 and $2,268,000 as of December 31, 1997 and 1996,
      respectively. The mortgage loan is collateralized by a 120-unit apartment complex in Palm Bay, Florida and requires monthly principal and interest payments of $23,518 based on a 23-year amortization and a 7% interest rate. The mortgage loan matures January 27, 2002 when a balloon payment of $2,552,673 will be due. The principal balance of the mortgage loan was approximately $2,939,000 and $3,016,000 at December 31, 1997 and 1996,
      respectively.

  I.  Notes Receivable

      On November 14, 1997 ("Funding Date"), a promissory note in the amount of $7,500,000 was issued by GGC, L.L.C. to the Company as a result of the Questar Transaction. The note requires interest payments at an annual rate of 11.39% commencing on December 1, 1997, and continuing until the outstanding balance is paid in full. A principal payment in the amount of $3,750,000, together with all accrued interest and other charges, will be due and payable on the third anniversary of the Funding Date. The remaining principal balance and accrued interest and other charges will be due and payable on the fifth anniversary of the Funding Date. A portion of the Units and Shares received by the borrowers as a result of the Questar Transaction have been pledged as collateral for the promissory note. At December 31, 1996, the Company also held a promissory note which had a principal balance of approximately $1,826,000. During the third quarter of 1997, the outstanding principal balance of the promissory note was paid in full.

  J.  Mortgage-Backed Securities (MBS)

      At December 31, 1997, the Company's MBS portfolio had an approximate market value of $8,012,000 with unrealized gains of $500,000. The market value of the MBS portfolio at December 31, 1996 was approximately $9,849,000 with unrealized gains of approximately $616,000. At December 31, 1997 and 1996, the MBS portfolio's cost basis was $7,511,789 and $9,232,956 with a face value of $7,560,583 and $9,294,121, respectively.
      The portfolio consists of Federal Home Loan Mortgage Corporation securities with coupon rates ranging from 8.0% to 9.75% per annum maturing in the years 2008 through 2021 and a Federal National Mortgage Association security with a coupon rate of 9% per annum maturing in 2024. The Company has the intention and ability to hold these to maturity.

  K.  Credit Agreements

      At December 31, 1997, the Company had two lines of credit to provide funding for future development, acquisitions and general business activities. One credit agreement is a master credit facility ("Credit Facility") with the Federal National Mortgage Association ("FNMA"). The commitment under this interest only Credit Facility, which is collateralized by multifamily assets, is for a maximum amount of $100 million, of which $63,345,000 has a fixed interest rate ("Base") and $36,655,000 is a revolving component ("Revolver"), such Revolver expiring in November, 2000. The Company can borrow up to the value of the assets pledged as collateral.

      As of December 31, 1997 and 1996, the Company has pledged thirteen apartment communities as collateral under the Credit Facility which provided a borrowing base of $92,310,000 as of those dates. The borrowings under the Credit Facility at December 31, 1997 were as follows:


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  K.  Credit Agreements - Continued

                              Maturity         Interest
          Borrowings            Date             Rate               Amount
          ----------          --------         --------          -----------
          Base - Fixed        11/20/05            7.00%          $50,000,000
          Base - Fixed        09/20/03            7.54%           13,345,000
                                                                 -----------
                                                                 $63,345,000
                                                                 ===========

      The Company also had a credit agreement ("Credit Agreement") with two commercial banks. The commitment of a maximum amount of $49.5 million had an interest rate set at 150 basis points over LIBOR. The Company pledged multifamily and retail assets as collateral under the Credit Agreement which provided a borrowing base of $33,632,500 and $43,750,000 as of December 31, 1997 and 1996, respectively. The Company's borrowings under the Credit Agreement totaled $12.0 million at December 31, 1997 and had a contract interest rate of 7.125%. The Credit Agreement expired on December 31, 1997. Subsequent to December 31, 1997, the Company obtained and closed a commitment for a $130 million unsecured revolving line of credit which replaced the Credit Agreement. (See Note V for additional details).

      In November, 1995, the Company entered into a five-year interest rate swap contract with a bank as counterparty in order to hedge against variable interest rate debt. Pursuant to the swap contract, the Company will pay 6.06% on a $40 million notional amount and will receive LIBOR (based on 90 day contracts). The swap arrangement is intended to protect the Company from significant interest rate exposure on its revolving facilities. The current swap amount will cover anticipated borrowing levels under variable rate borrowings in the near term. The Company plans to continually reassess its interest rate exposure relative to its debt levels and will execute additional interest rate protection as circumstances dictate to the extent such protection is available on commercially reasonable terms.

      The weighted average interest rate on the Company's variable rate debt was 6.62% for the year ended December 31, 1997.

      The following summarizes the Company's Credit Facility and Credit Agreement at December 31, 1997 and 1996.

                                         As of December 31,
                        --------------------------------------------------------
                                   1997                         1996
                        -------------------------------------------------------
                        Outstanding     Commitment    Outstanding   Commitment
                        -----------    ------------   -----------  -------------

      Credit Agreement  $12,000,000    $ 49,450,000   $ 43,750,000 $ 49,450,000
      Credit Facility    63,345,000     100,000,000     92,310,000  100,000,000
                        -----------    ------------   ------------ ------------
                        $75,345,000    $149,450,000   $136,060,000 $149,450,000
                        ===========    ============   ============ ============


      Credit Facility and Credit Agreement borrowings averaged $51,651,397, $122,168,671 and $74,039,637 during the years ended December 31, 1997,
      1996 and 1995, respectively, and the maximum amount outstanding at any month-end during fiscal years 1997, 1996 and 1995 was $144,110,000. The weighted average interest rates of these borrowings were 6.84%, 6.87% and 8.10% during the years ended December 31, 1997, 1996 and 1995, respectively.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

  K.  Credit Agreements, Continued

      The Credit Facility and Credit Agreement require the Company to be in compliance with certain debt covenants. Two of the more restrictive covenants include the requirement to maintain interest coverage ratios of 2 1/4 to 1 and total liability to total assets of not more than 50%. The Company was in compliance with all covenants as of December 31, 1997 and 1996.

  L.  Mortgage Notes Payable

      The following table sets forth certain information regarding the mortgage notes payable at December 31, 1997:

                                                                                          Principal
       Apartment                                          Interest      Maturity           Balance
       Communities               Location                   Rate         Date           As of 12/31/97
       -----------               --------                 --------      --------        --------------
       Conventional Fixed Rate

       Altamonte Bay Club         Altamonte Springs, FL    8.34%         4/1/2001       $  4,024,551
       Huntington Chase           Norcross, GA             8.34%         4/1/2001          8,039,668
       Newport                    Tampa, FL                8.34%         4/1/2001          3,650,175
       The Timbers                Charlotte, NC            8.34%         4/1/2001          6,458,001
       Avalon on Abernathy        Atlanta, GA              8.45%         6/1/2001          5,421,483
       East Lake                  Charlotte, NC            8.45%         6/1/2001          2,853,412
       Southpointe                Massapequa, NY           8.45%         6/1/2001          5,041,028
       Huntington Downs           Greenville, SC           8.45%         7/1/2001          8,829,204
       Lakes of Jacaranda         Plantation, FL           8.45%         7/1/2001          7,886,279
       Kings Crossing             Kingwood, TX             8.45%         7/1/2005          8,793,213
       Kingwood Lakes             Kingwood, TX             8.45%         7/1/2005          8,406,698
       Golf Side                  Fort Worth, TX           7.695%       11/1/2005          5,683,295
       Berkshire Towers           Silver Spring, MD        7.625%        4/1/2029         35,107,356
       Westchester West           Silver Spring, MD        8.25%         3/1/2001         11,158,070
       Berkshire West             Winter Garden, FL        7.45%        11/1/2005          5,634,136
       The Cove                   Glen Burnie, MD          7.50%         7/1/2023          6,532,489
       The Channel                Glen Burnie, MD          7.50%         4/1/2018          2,292,430
       The Lighthouse             Glen Burnie, MD          7.50%        12/1/2022          5,276,360
       Harper's Mill              Millersville, MD         7.50%         1/1/2021          3,449,300
       Stratton Meadows           Baltimore, MD            7.54%         2/1/2030         12,412,791
       The Estates                Pikesville, MD           7.43%        11/1/2006         11,578,526
       Arborview                  Belcamp, MD              7.84%         1/1/2034         16,613,595
       Calvert's Walk             Belair, MD               7.59%         4/1/2029         14,227,335
       Rollingwind                Baltimore, MD            7.72%         2/1/2035         18,270,474
       Coventry                   Baltimore, MD            6.52%         4/1/2026          4,424,638
       Courtleigh                 Baltimore, MD            6.37%         7/1/2028         11,806,895
       Fairway Ridge              Baltimore, MD            8.11%        12/1/2006          6,087,586
       Kingswood I                Baltimore, MD            8.04%        11/1/2006          5,922,959
       Kingswood II               Baltimore, MD            8.11%        11/1/2006          5,989,365
       Warren Park                Baltimore, MD            8.04%        11/1/2006          5,054,734
       Hazelcrest                 Baltimore, MD            8.04%        11/1/2006            817,678
       Heraldry Square            Baltimore, MD            8.11%        11/1/2006          7,928,995
       Jamestown                  Baltimore, MD            9.50%        11/1/2004          5,608,842
       Williston                  Baltimore, MD            9.50%        11/1/2004          1,815,923
                                                                                        ------------

                                                                                        $273,097,484
                                                                                        ============





                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  L.  Mortgage Notes Payable, Continued

                                                                                           Principal
       Apartment                                        Interest        Maturity             Balance
      Communities                 Location                Rate            Date           as of 12/31/97
      -----------                 --------              --------        --------         --------------

       Tax Exempt

       Prescott Place II          Dallas, TX               5.95%(1)     12/5/2003        $  6,048,461
       Plantation Colony          Plantation, FL           7.13%         9/1/2004           9,419,059
       Park Colony and            Hollywood, FL
       Woodland Meadows           Tamarac, FL              6.41%         4/1/2002          16,900,000
                                                                                         ------------

                                                                                         $ 32,367,520
                                                                                         ============

      (1) This interest rate is calculated at 70% of the prime rate as published by the bank and in effect on June 15 and December 15 to be effective for the six months thereafter.

      The aggregate scheduled principal amounts of long-term borrowings due during the five years 1998 through 2002 and thereafter are $3,642,260, $3,974,260, $4,274,038, $64,514,471, $19,204,346 and $209,855,629,
      respectively.

      In the event of a mortgage prepayment, certain mortgage agreements may require a prepayment penalty.

      On September 30, 1997, the Company paid off a mortgage note collateralized by Hunters Glen Apartments, a property currently owned by the Company, which had a principal balance of $5.5 million on the payoff date. The mortgage note had an interest rate of 9% and had a maturity date of March, 2000. The mortgage note required a prepayment premium and the payoff resulted in a loss of $90,345, net of minority interest, which was recorded as an extraordinary item in the Consolidated Statement of Operations.

  M.  Repurchase Agreement

      On January 9, 1992, the Company negotiated a Master Repurchase Agreement with CS First Boston which allowed for short-term borrowings collateralized by MBS. The balance outstanding at December 31, 1996 was $9,300,000 at an interest rate of 5.70%. On November 14, 1997, the Company paid off the then outstanding balance of $8,000,000.

      Master Repurchase Agreement borrowings averaged $7,382,466, $10,201,644 and $11,534,795 during the years ended December 31, 1997, 1996 and 1995, respectively, and the maximum amounts outstanding at any month-end during fiscal 1997, 1996 and 1995 were $9,300,000, $10,950,000 and $11,800,000, respectively. The weighted average interest rates of these agreements were 5.66%, 5.85% and 6.24% during the years ended December 31, 1997, 1996 and 1995, respectively.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  N.    Minority Interest

        Holders of Units generally receive distributions per Unit equal to the dividend per Share paid in respect of common stock of the Company. Minority interest in the Operating Partnership consists of the following at December 31, 1997 and 1996 (dollars in thousands):

                                                     1997            1996
                                                     ----            ----
        Balance, beginning of year                $36,609         $ 5,000
        Value of Units Issued to
              Minority Unitholders:
                 Affiliated Parties                20,038          29,435
                 Unrelated Parties                 29,728           5,438
                 Units Converted to Shares         (4,252)          -
        Distribution to Unitholders                (4,813)         (1,846)
        Minority interest loss allocation          (2,173)         (1,418)
                                                  -------         -------
        Balance, end of year                      $75,137         $36,609
                                                  =======         =======

        At the option of the Company, as specified in the Partnership Agreement, Units may be either exchanged for an equal number of Shares of the Company's common stock or redeemed for cash.

        There were 7,199,661 and 3,413,778 Units in the Operating Partnership outstanding as of December 31, 1997 and 1996, respectively.

  O.    Related Party Transactions

        As a result of the acquisition of the Property Manager as described in Note D, effective March 1, 1997, the Company no longer reimburses an affiliate for services related to multifamily property operations. Throughout 1997, the Company engaged an affiliated company to manage its retail assets. Subsequent to December 31, 1997, as a result of the sale of the Company's remaining retail assets, the management contracts were terminated.

        Prior to March 1, 1997, the Company contracted with an affiliate of certain officers and directors for services as management agent to the Company's properties. Such agreements provided for property management fees payable monthly at the rate of 5% of the gross receipts from residential properties and 6% of gross receipts for retail properties under management. The affiliate was also entitled to reimbursements for certain expenses incurred in connection with the operation of the multifamily properties including accounting, computer support, risk management, real estate tax services and administration.

        The Company has an agreement with an affiliate of a director whereby the affiliate and the Company have contracted to provide certain administrative services on each other's behalf. Pursuant to the agreement, the affiliate provides services related to computer systems support, legal, investor records and office administration and the Company provides human resources, insurance and real estate tax support.

        The following is a summary of fees and reimbursements paid or accrued to an affiliate for the years ended December 31:

                                              1997         1996        1995
                                              ----         ----        ----
        Cost reimbursements related
           to the operation of the
           Company's properties          $  254,615     $1,666,695  $1,315,960
        Fees and reimbursements for
           administrative services, net  $1,324,263     $  740,273  $  629,270

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  O.    Related Party Transactions - Continued

        As a result of the Property Manager Transaction, the Company receives property management fees and expense reimbursements associated with the third-party management contracts acquired. These contracts are primarily with partnerships affiliated with a director of the Company. The Company earned approximately $2,763,000 related to affiliated third-party management contracts for the year ended December 31, 1997.

        As discussed in Note I, the Company has a promissory note receivable with an affiliate of an officer of the Company. The Company recorded interest income related to the promissory note receivable of approximately $112,000 for the year ended December 31, 1997.

        As a result of the Questar Transaction, the Company executed a five-year lease with an affiliate of an officer of the Company for approximately 6,900 square feet of space at an annual gross rent of approximately $140,000. The Company incurred rent expense related to the lease agreement of approximately $18,000 for the year ended December 31, 1997.

        As discussed in Note P, the Company granted a stock purchase plan to the President of the Company. In accordance with the provisions of the loan, $100,000 of the loan principal balance was forgiven during 1997. The forgiven amount was recorded as an expense in the Consolidated Statements of Operations. The unpaid principal balance of the loan was $900,000 as of December 31, 1997.

  P.    Benefit Plans

        Stock Option Plan

        On February 8, 1996 the Board of Directors of the Company adopted the 1996 Stock Option Plan, (the "Plan"). The Plan provides for grants to certain employees, non-employee directors and consultants of the Company. Awards are administered by the Compensation Committee which is comprised of at least two independent directors appointed by the Board of the Directors. There are 1,500,000 shares of common stock authorized for non-qualified and incentive stock option grants under the Plan. The Plan will continue in effect until all shares of stock subject to options have been acquired or until May 1, 2001, whichever is earlier. However, unexercised options will continue in effect after the termination of the Plan. Options currently granted have a 0-3 year vesting period.

        In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro-forma disclosure of net income and earnings per share, adjusted to reflect the effect of compensation expenses, in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1997 and 1996 and has applied APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, compensation expense of approximately $22,000 was recognized for the years ended December 31, 1997 and 1996 for the options issued to a consultant of the Company. Had compensation expense for the Plan been determined based on the fair value of all the options calculated in accordance with SFAS 123, the Company's net loss and earnings per share for the years ended December 31, 1997 and 1996 would have been adjusted to the pro-forma amounts indicated below (unaudited):

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  P.    Benefit Plans - Continued

                                  1997                          1996
                       ----------------------------    -------------------------
                                         Earnings                      Earnings
                          Net Loss      Per Common        Net Loss    Per Common
                         Per Common        Share         Per Common     Share
                       --------------- ------------    -------------  ----------
                          (Basic)        (Basic)          (Basic)      (Basic)

        As Reported    ($10,088,352)       $(.37)      ($14,308,277)      $(.56)
        Pro-Forma*     ($10,340,811)       $(.38)      ($14,745,759)      $(.58)

        * The pro-forma effect of compensation costs determined using the fair value based method are not indicative of future amounts.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: for 1997 an expected life of 4.75 years, expected volatility of 17.00%, a dividend yield of 8.1% and a risk free interest rate of 6.36% and for 1996 an expected life of 3 years, expected volatility of 20%, a dividend yield of 9.1% and a risk free interest rate of 5.65%.

        A summary of the status of the Plan and changes during the year are presented below:

                                                                     Weighted Average
                                                Shares               Exercise Price
                                        ---------------------      ---------------
                                           1997         1996              1997          1996
                                        ---------    ---------          -------       ------
        Outstanding at beginning
           of the year                    624,000         -             $ 9.90           -
        Granted                           536,300      624,000           10.99         $9.90
        Exercised                            -            -                -             -
        Forfeited/Expired                 (25,800)        -             (10.73)          -
                                        ---------      -------          ------         -----
        Outstanding at end
           of the year                  1,134,500      624,000          $10.38         $9.90
                                        =========      =======          ======         =====
        Options exercisable
           at year-end                    784,000      568,000          $10.15         $9.86
                                        =========      =======          ======         =====

        Weighted average fair value
           of options granted during
           the year                          $.86         $.74
                                             ====         ====

        The following table summarizes information about options granted for the following years:

                                                              Remaining
                 Range of                  Options           Contractual            Weighted Average
             Exercise Prices              Granted                Life                Exercise Price
             ---------------             ---------           -----------             --------------
  1997        $10.75-$11.00               536,300              9.3 years                $10.99
  1996        $ 9.75-$10.25               624,000              8.4 years                $ 9.90

        Stock Purchase Loan

        On February 28, 1997, the Board of Directors approved a $1 million Stock Purchase Loan for the President and Chief Executive Officer of the Company. On March 4, 1997, the loan proceeds were used to purchase 86,956 Shares of the Company's stock at $11.50 per Share.

        The terms of the loan provide for, among other things, an interest rate of 7.8% per year payable quarterly and an annual forgiveness feature of 5% of

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  P.  Benefit Plans - Continued

      the original principal so long as the President is employed. Additional annual forgiveness of up to another 5% may be granted if certain Company performance measures are met. The maximum forgiveness in any one year is 10%. If the President terminates his employment, the loan is due and payable six months from the date of termination. However, in the event of a change of control of the Company, as defined, any then outstanding principal and interest due shall be forgiven.

      Subsequent to December 31, 1997, the Board of Directors approved three additional Stock Purchase Loans, each in the amount of $500,000, for three senior executive officers of the Company. The loan proceeds were used to purchase 126,984 Shares of the Company's stock. The terms of the loans are similar to those of the President's stock purchase loan.

      Employee Retirement Savings Plan

      The Company implemented a defined contribution plan in 1996 pursuant to
      Section 401(k) of the Internal Revenue Code which covers all employees' contributions up to a maximum of 3% of each employee's compensation for all employees with one year or greater service. Aggregate contributions of approximately $489,000 and $195,000 were made for the years ended December 31, 1997 and 1996, respectively.

  Q.  Commitments and Contingencies

      Litigation

      The Company is involved in legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position or results from operations.

      Development

      The estimated cost to complete the development project underway in Durham, North Carolina was $11.6 million as of December 31, 1997. The Company has a construction loan with two commercial banks to fund the development. The commitment of $13,100,000 was collateralized by multifamily and retail assets at December 31, 1997. The agreement requires monthly interest payments at a variable rate set at 150 basis points over LIBOR (7.47% at December 31, 1997). The outstanding principal balance will be due June 30, 1999. The outstanding balance of $316,786 at December 31, 1997 was included in other liabilities. As discussed in Note F, the Company also has contracts to acquire three properties from Questar Builders, Inc. which were in various stages of development as of December 31, 1997.

      Employment Agreements

      The Company has employment agreements with certain officers which have expiration dates which range from December, 1998 to November, 2002. In the event any of the employment agreements are terminated, certain termination and severance payments are required.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  R.  Earnings Per Share

      In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", the Company has presented basic and diluted net income per share on the Consolidated Statement of Operations. The net income and weighted average shares used in the calculations are presented below:

                                                  1997             1996            1995
                                              ------------     ------------    --------
      Earnings per common share (basic):
        Net income (loss) allocated
          to common shareholders
          (Numerator)                         $(10,088,352)    $(14,308,277)    $14,786,042
                                              ============     ============     ===========

        Weighted average shares
          (Denominator)                         27,099,522       25,393,147      25,392,621
                                                ==========       ==========     ===========

      Earnings per common share (diluted):
        Net income (loss) allocated
          to common shareholders
          (Numerator)                         $(10,088,352)    $(14,308,277)    $14,939,930
                                              ============     ============     ===========

        Weighted average shares
          (Denominator)                         27,099,522       25,393,147      25,751,714
                                                ==========       ==========     ===========

      Options, warrants, preferred stock and Units of 1,134,500, 2,996,800, 2,737,000 and 7,199,661, respectively, were outstanding at December 31, 1997. Options, warrants, and Units of 624,000, 2,998,057 and 3,413,778, respectively, were outstanding at December 31, 1996. These securities were not included in the computation of diluted earnings per share for the years ended December 31, 1997 and 1996 because the effects of these securities were antidilutive in the computations.

      Warrants and Units of 2,998,474 and 534,975, respectively, were outstanding for the year ended December 31, 1995. The Units were included in the computation of diluted earnings per share for the year ended December 31, 1995 because the effects of these securities were dilutive. The reconciliation of basic and diluted income and weighted average shares used for the earnings per share calculation for the year ended December 31, 1995 is presented below:

                                                             1995
                                                         -----------
             Income:
               Net income                                $14,786,042
             Effect of dilutive securities:
               Minority interest in
                 Operating Partnership                       153,888
                                                         -----------
               Net income allocated to
                 common shareholders
                 (Numerator)                             $14,939,930
                                                         ===========

             Shares:
               Weighted average shares                    25,392,621
             Effect of dilutive securities:
               Units                                         359,093
                                                         -----------
               Weighted average shares
                 (Denominator)                            25,751,714
                                                         ===========
               Diluted earnings per share                      $ .58
                                                               =====
                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  S.    Fair Value of Financial Instruments

        The Company uses the following methods and assumptions to estimate the fair value of each class of financial instrument:

        Cash and cash equivalents

        The carrying amount approximates the fair value due to the short maturity of those instruments.

        MBS

        The Company estimates the fair value of MBS based on quoted market prices. (See Note I).

        Mortgage loans and notes receivable

        The Company estimates the fair value of its mortgage loans using the market value of the properties which collateralize such loans, if available. Otherwise, fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Based on this analysis, the Company has determined that the fair value of the instruments approximates carrying value. The Company estimates the fair value of mortgage loans and notes receivable to be approximately $8,060,000 and $4,094,000 at December 31, 1997 and 1996,
        respectively.

        Credit agreements

        At December 31, 1997, the Company had two separate lines of credit in place. Due to the relatively short period of time between repricing dates on the revolving components, the Company approximates the fair value of those borrowings at the current carrying value. The Company estimates the value of its interest-only fixed rate Credit Facility held with the FNMA by discounting cash flows remaining to maturity using comparable treasury interest rates plus current spreads. The Company estimates the fair market value of fixed rate debt to be $37,656,000 and $61,873,000 at December 31, 1997 and 1996, respectively.

        Repurchase agreements

        The carrying amount of the Company's repurchase agreement at December 31, 1996 approximated fair value due to the short maturity.

        Interest rate swap agreement

        The fair value of the Company's interest rate swap agreement is estimated to be approximately ($156,000) and $150,000, as of December 31, 1997 and 1996, respectively, which is the amount the Company would disburse or receive if the swap was terminated as of those dates.

        Mortgage notes payable

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



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  T.    Pro-Forma Results (Unaudited):

        The following unaudited pro-forma operating results for the Company have been prepared as if the 1997 and 1996 property acquisitions, dispositions and equity offerings had occurred on January 1, 1996. Unaudited pro-forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1996, nor does it purport to represent the results of operations for future periods. (Dollars in thousands except per Share amounts).

                                              For the Twelve Months Ended
                                             December 31,     December 31,
                                                 1997             1996
                                             -----------      -----------
        Revenue                                $150,147         $144,894
                                               ========         ========
        Expenses including depreciation        $159,848         $161,202
                                               ========         ========
        Net loss                               $(12,670)        $(17,799)
                                               ========         ========
        Net loss per weighted
          average share                           $(.34)           $(.50)
                                                  =====            =====

  U.    Shareholders' Equity

        Preferred Stock

        On September 25, 1997, the Company sold 2,737,000 shares of Series 1997-A Cumulative Preferred Stock (the "Preferred Shares"), $.01 par value, to affiliates of Westbrook Partners, LLC at $25.00 per share. Holders of Preferred Shares are entitled to receive, if declared by the Board, preferential cumulative quarterly cash dividends, at the greater of the rate of 9% per annum or the dividend payable on shares of common stock. Each Preferred Share is convertible at the option of the holder beginning September 19, 1998 into 2.0756 shares of common stock, based on a conversion price of $12.04 per share of common stock, subject to certain adjustments as defined in the agreement.

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

        The amount of cumulative preferred dividends accrued as of December 31, 1997 was $786,750.

        Common Stock Offering

        On November 10, 1997, the Company completed an offering of ten million shares of common stock which provided net cash proceeds of approximately $103.1 million. The Company used the proceeds to fund the Questar Transaction, to repay variable rate debt and for general corporate purposes. The Company filed a Registration Statement and Prospectus on October 7, 1997 and a Prospectus Supplement dated November 4, 1997 which provided additional details with respect to the offering.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  U.    Shareholders' Equity - Continued

        Dividends to Shareholders

        For federal income tax purposes, the following summarizes the tax components of dividends paid in 1997, 1996 and 1995:

                                                          Year Ended December 31,
                                           ----------------------------------------------------
                                               1997              1996                1995
                                           -----------      -------------      ----------------
          Per Share:
              Ordinary income              $.21   23.3%      $.44   48.9%      $.36      40.4%
              Non-taxable distributions     .71   76.7%       .46   51.1%       .53      59.6%
                                           ----   -----      ----   -----      ----      -----

                 Total                     $.92    100%      $.90    100%      $.89       100%
                                           ====   =====      ====   =====      ====      =====

        For federal income tax purposes, the Company is depreciating its properties using the Modified Cost Recovery System. Also, non-recurring charges associated with the issuance of warrants and recognition of effective interest income on mortgage loans (see Note H) are recognized for federal tax purposes when realized.

        Warrants

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

        The settlement agreement provided that the Company pay to the plaintiff class $1.5 million and issue three million stock warrants. Upon exercise, each warrant entitles the holder to the right to acquire one share of common stock of the Company. The warrants are exercisable for a period of four years ending on September 8, 1998. The number of shares of common stock issuable upon exercise of a warrant is subject to adjustment upon the occurrence of certain events described in the warrant agreement. The current exercise price of $11.79 is effective through September 8, 1998. As of December 31, 1997, 3,200 shares of common stock were issued upon exercise of warrants and 2,996,800 warrants remained outstanding.

  V.    Subsequent Events

        Subsequent to December 31, 1997, the Company acquired eight multifamily apartment complexes totaling 2,760 units for approximately $111.2 million. The Company paid cash of approximately $10.5 million, issued Units with an approximate value of $17.2 million and assumed approximately $83.5 million of debt. In addition, the Company has contracted to acquire two assets totaling 899 units for approximately $17.6 million which are scheduled to close in the first quarter of 1998.

        Subsequent to December 31, 1997, the Company sold Tara Crossing, a 235,181 square foot retail center located in Jonesboro, Georgia, for approximately $9.5 million and College Plaza, a 83,962 square foot retail center in Fort Myers, Florida, for approximately $6 million. The Company and its joint venture partner also sold Spring Valley Marketplace, a 320,686 square foot retail center in Spring Valley, New York, for approximately $29.6 million. The Company's share of the gains on the sales totaled approximately $1.3 million.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

  V.    Subsequent Events - Continued

        Subsequent to December 31, 1997, the Company obtained and closed a commitment for a $130 million unsecured revolving line of credit, generally at interest rates at 120 basis points over LIBOR, which replaced the Credit Agreement.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

             SCHEDULE III - Real Estate and Accumulated Depreciation

                                December 31, 1997
                                                                  Costs
                                                               Capitalized
                                         Initial Cost         Subsequent to
                                        to Partnership         Acquisition
                                    ----------------------    -------------
                                               Buildings        Buildings
                                                  and             and
         Description                Land      Improvements    Improvements
         -----------                ----      ------------    ------------
  Residential
  -----------
  Altamonte Bay Club
  Altamonte Springs, Florida   $   485,599    $ 4,370,388     $   911,899

  Arbors at Breckenridge
  Duluth, Georgia                3,260,522     23,377,258       1,077,296

  Arborview
  Belcamp, Maryland              1,857,819     16,720,367           2,602

  The Avalon on Abernathy
  Atlanta, Georgia               2,013,424      5,177,377       5,165,865

  Benchmark
  Irving, Texas                  1,589,125      6,493,913        1,292,156

  Berkshires at Brookfield
  Mauldin, South Carolina          620,879      5,944,128          22,482

  Berkshire Towers
  Silver Spring, Maryland        5,441,750     48,975,751       8,441,857

  Berkshire West
  Winter Garden, Florida           865,270      7,787,429         794,397

  British Woods
  Nashville, Tennessee           1,212,396     10,911,569         966,293

  Brookfield Trace
  Mauldin, South Carolina        1,058,227      9,626,293         216,495

  Brookwood Valley
  Mauldin, South Carolina          972,241      8,863,448         627,311

  Calverts Walk
  Belair, Maryland               1,538,897     13,850,073          18,092

  The Channel
  Glen Burnie, Maryland          1,191,251      4,717,731         637,197

  Courtleigh
  Baltimore, Maryland            1,390,708     12,516,376          21,575

  The Cove
  Glen Burnie, Maryland          1,345,305      5,910,923         641,633

  Coventry
  Baltimore, Maryland              600,380      5,403,428           4,823

  Cumberland Cove
  Raleigh, North Carolina        1,840,482     23,538,037       1,477,607

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997

                                                                  Costs
                                                               Capitalized
                                         Initial Cost         Subsequent to
                                        to Partnership         Acquisition
                                    ----------------------    -------------
                                               Buildings        Buildings
                                                  and             and
         Description                Land      Improvements    Improvements
         -----------                ----      ------------    ------------
  Residential
  -----------
  Diamond Ridge
  Baltimore, Maryland              476,124      4,285,111           2,596

  East Lake Village
  Charlotte, North Carolina        531,629      4,784,665       2,612,471

  The Estates
  Pikesville, Maryland           1,345,118     12,106,065           1,650

  Fairway Ridge
  Baltimore, Maryland              703,599      6,332,391          14,110

  Golfside
  Haltom City, Texas             1,444,530      6,988,219       1,070,982

  Harpers Mill
  Millersville, Maryland         1,225,560      6,842,645         605,007

  Hazelcrest
  Baltimore, Maryland              117,361      1,056,252           2,050

  Heraldry Square
  Baltimore, Maryland              999,268      8,993,412          29,904

  Highland Ridge,
  Nashville, Tennessee             720,695      6,486,261       1,482,031

  Hilltop
  Baltimore, Maryland              132,216      1,189,947             869

  Hunters Glen
  Plano, Texas                   1,465,565      8,655,738       1,654,024

  Huntington Brook
  Dallas, Texas                  2,263,094      9,819,628         229,757

  Huntington Chase
  Norcross, Georgia              1,423,792      7,862,948       2,009,459

  Huntington Downs
  Greenville, South Carolina       791,173      8,091,240       1,613,205

  Huntington Lakes
  Dallas, Texas                  2,781,562     15,315,785         236,182

  Huntington Ridge
  Irving, Texas                  1,517,733      8,057,870          45,825

  Indigo on Forest
  Dallas, Texas                 10,951,649     26,256,230       5,631,199

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997

                                                                  Costs
                                                               Capitalized
                                         Initial Cost         Subsequent to
                                        to Partnership         Acquisition
                                    ----------------------    -------------
                                               Buildings        Buildings
                                                  and             and
         Description                Land      Improvements    Improvements
         -----------                ----      ------------    ------------
  Residential
  -----------
  Jamestowne
  Baltimore, Maryland              857,913      7,721,211           8,318

  Kings Crossing
  Houston, Texas                 3,614,838      9,295,300       1,337,953

  Kingwood Common I
  Baltimore, Maryland              733,981      6,605,835          11,315

  Kingwood Common II
  Baltimore, Maryland              713,086      6,417,777          10,255

  Kingwood Lake
  Houston, Texas                 3,106,935      9,320,806       1,714,520

  Lakes of Jacaranda
  Plantation, Florida            3,060,000     17,818,748       1,018,242

  The Lighthouse
  Glen Burnie, Maryland          1,085,769      5,542,856         555,837

  Liriope
  Belcamp, Maryland                762,396      6,861,560               0

  Newport
  Tampa, Florida                   486,478      4,378,303       1,501,758

  The Oaks
  Mauldin, South Carolina        1,509,268      6,522,462         430,348

  Park Colony
  Hollywood, Florida             1,888,641     16,997,765       1,359,817

  Plantation Colony
  Plantation, Florida            1,341,571     12,074,143         942,318

  Pleasant Woods
  Dallas, Texas                  1,714,157      4,336,521       1,002,504

  Prescott Place
  Mesquite, Texas                1,227,427      7,508,711         767,966

  Prescott Place II
  Mesquite, Texas                1,509,562      8,988,087         646,977

  Providence
  Dallas, Texas                  1,240,238      5,525,927       1,211,511

  Ridgeview Chase
  Westminster, Maryland          1,218,042     10,962,377           2,274

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997

                                                                  Costs
                                                               Capitalized
                                         Initial Cost         Subsequent to
                                        to Partnership         Acquisition
                                    ----------------------    -------------
                                               Buildings        Buildings
                                                  and             and
         Description                Land      Improvements    Improvements
         -----------                ----      ------------    ------------
  Residential
  -----------
  River Oaks
  Houston, Texas                 2,464,193      8,249,691       3,290,782

  Rolling Wind
  Baltimore, Maryland            1,983,454     17,851,088           2,150

  Roper Mountain Woods
  Greenville, South Carolina       667,352      6,006,172       1,128,003

  Southpoint at Massapequa
  Massapequa, New York             874,448      7,870,033         839,844

  Stoneledge Plantation
  Greenville, South Carolina       934,388      8,898,048         938,132

  Stratton Meadow
  Baltimore, Maryland            1,475,077     13,275,700          19,640

  Summer Place
  Addison, Texas                 2,196,890      4,855,728         490,247

  Sun Chase
  Bradenton, Florida               530,292      4,772,626         602,577

  Sweetwater Ranch
  Richardson, Texas              3,391,089     17,311,531          30,275

  The Timbers
  Charlotte, North Carolina        965,823      8,692,408         932,302

  Warren Park
  Baltimore, Maryland              729,611      6,566,506           1,968

  Westchester West
  Silver Spring, Maryland        1,637,184     14,734,660       1,297,510

  Williston
  Baltimore, Maryland              274,712      2,472,406             659

  Windover
  Knoxville, Tennessee             890,613      8,015,515       3,150,535

  Woodland Meadows
  Tamarac, Florida                 517,218      4,654,918       3,071,972
                              ------------   ------------     -----------

  Total Residential           $101,777,589   $658,414,315     $67,879,410
                              ------------   ------------     -----------

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997


                                                                  Costs
                                                               Capitalized
                                         Initial Cost         Subsequent to
                                        to Partnership         Acquisition
                                    ----------------------    -------------
                                               Buildings        Buildings
                                                  and             and
         Description                Land      Improvements    Improvements
         -----------                ----      ------------    ------------
  Commercial
  -----------
  College Plaza
  Fort Myers, Florida            3,187,958      6,510,079         739,563

  Tara Crossing
  Jonesboro, Georgia             4,097,159     16,045,810         729,557
                               -----------    ------------     -----------

   Total Commercial          $   7,285,117   $ 22,555,889     $ 1,469,120
                               -----------    ------------     -----------


  Developments in progress
  and land held for investment
  or future developments:

  Berkshires at Crooked Creek
  Durham, North Carolina         1,643,820          -           6,965,890

  Berkshires at Deerfield
  Atlanta, Georgia               5,818,105          -                   0

  Garlington Road Land
  Greenville, South Carolina     1,412,952          -             383,857

  Inglesby Land
  Greenville, South Carolina     3,036,570          -             444,914

  Indigo Land
  Dallas, Texas                    863,455          -              434,511
                              ------------    ------------     -----------

   Total Land                 $ 12,774,902    $     -         $ 8,229,172
                              ------------    ------------     -----------

   Grand Total - All
    Real Estate               $121,837,608    $680,970,204    $77,577,702
                              ============    ============     ===========

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997


                                   Gross Amounts Carried at End of Year
                               -------------------------------------------
                                              Buildings
                                                  and
         Description                Land      Improvements        Total
         -----------           ------------   ------------    ------------
  Residential
  -----------

  Altamonte Bay Club
  Altamonte Springs, Florida   $   485,599    $ 5,282,288      $ 5,767,887

  Arbors at Breckenridge
  Duluth, Georgia                3,260,522     24,454,554       27,715,076

  Arborview
  Belcamp, Maryland              1,857,819     16,722,969       18,580,788

  The Avalon on Abernathy
  Atlanta, Georgia               2,013,424     10,343,242       12,356,666

  Benchmark
  Irving, Texas                  1,589,125      7,786,069        9,375,194

  Berkshires at Brookfield
  Mauldin, South Carolina          620,879      5,966,610        6,587,489

  Berkshire Towers
  Silver Spring, Maryland        5,441,750     57,417,608       62,859,358

  Berkshire West
  Winter Garden, Florida           865,270      8,581,826        9,447,096

  British Woods
  Nashville, Tennessee           1,212,396     11,877,862       13,090,258

  Brookfield Trace
  Mauldin, South Carolina        1,058,227      9,842,788       10,901,015

  Brookwood Valley
  Mauldin, South Carolina          972,241      9,490,759       10,463,000

  Calvert's Walk
  Belair, Maryland               1,538,897     13,868,165       15,407,062

  The Channel
  Glen Burnie, Maryland          1,191,251      5,354,928        6,546,179

  Courtleigh
  Baltimore, Maryland            1,390,708     12,537,951       13,928,659

  The Cove
  Glen Burnie, Maryland          1,345,305      6,552,556        7,897,861

  Coventry
  Baltimore, Maryland              600,380      5,408,251        6,008,631

  Cumberland Cove
  Raleigh, North Carolina        1,840,482     25,015,644       26,856,126

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997


                                   Gross Amounts Carried at End of Year
                               -------------------------------------------
                                              Buildings
                                                  and
         Description                Land      Improvements        Total
         -----------           ------------   ------------    ------------
  Residential
  -----------
  Diamond Ridge
  Baltimore, Maryland              476,124      4,287,707        4,763,831

  East Lake Village
  Charlotte, North Carolina        531,629      7,397,136        7,928,765

  The Estates
  Pikesville, Maryland           1,345,118     12,107,715       13,452,833

  Fairway Ridge
  Baltimore, Maryland              703,599      6,346,501        7,050,100

  Golfside
  Haltom City, Texas             1,444,530      8,059,201        9,503,731

  Harpers Mill
  Millersville, Maryland         1,225,560      7,447,652        8,673,212

  Hazelcrest
  Baltimore, Maryland              117,361      1,058,302        1,175,663

  Heraldry Square
  Baltimore, Maryland              999,268      9,023,316       10,022,584

  Highland Ridge
  Nashville, Tennessee             720,695      7,968,292        8,688,987

  Hilltop
  Baltimore, Maryland              132,216      1,190,816        1,323,032

  Hunters Glen
  Plano, Texas                   1,465,565     10,309,762       11,775,327

  Huntington Brook
  Dallas, Texas                  2,263,094     10,049,385       12,312,479

  Huntington Chase
  Norcross, Georgia              1,423,792     19,872,407       21,296,199

  Huntington Downs
  Greenville, South Carolina       791,173     19,704,444       20,495,617

  Huntington Lakes
  Dallas, Texas                  2,781,562     15,551,967       18,333,529

  Huntington Ridge
  Irving, Texas                  1,517,733      8,103,695        9,621,428

  Indigo on Forest
  Dallas, Texas                 10,951,649     31,887,429       42,839,078

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997


                                   Gross Amounts Carried at End of Year
                               -------------------------------------------
                                              Buildings
                                                  and
         Description                Land      Improvements        Total
         -----------           ------------   ------------    ------------
  Residential
  -----------
  Jamestowne
  Baltimore, Maryland              857,913      7,729,529        8,587,442

  Kings Crossing
  Houston, Texas                 3,614,838     10,633,253       14,248,091

  Kingwood Common I
  Baltimore, Maryland              733,981      6,617,150        7,351,131

  Kingwood Common II
  Baltimore, Maryland              713,086      6,428,032        7,141,118

  Kingwood Lake
  Houston, Texas                 3,106,935     11,035,325       14,142,260

  Lakes of Jacaranda
  Plantation, Florida            3,060,000     18,836,990       21,896,990

  The Lighthouse
  Glen Burnie, Maryland          1,085,769      6,098,693        7,184,462

  Liriope
  Belcamp, Maryland                762,396      6,861,560        7,623,956

  Newport
  Tampa, Florida                   486,478      5,880,063        6,366,541

  The Oaks
  Mauldin, South Carolina        1,509,268      6,952,810        8,462,078

  Park Colony
  Hollywood, Florida             1,888,641     18,357,582       20,246,223

  Plantation Colony
  Plantation, Florida            1,341,571     13,016,461       14,358,032

  Pleasant Woods
  Dallas, Texas                  1,714,157     5,339,025         7,053,182

  Prescott Place
  Mesquite, Texas                1,227,427      8,276,676        9,504,103

  Prescott Place II
  Mesquite, Texas                1,509,562      9,635,064       11,144,626

  Providence
  Dallas, Texas                  1,240,238      6,737,438        7,977,676

  Ridgeview Chase
  Westminster, Maryland          1,218,042     10,964,651       12,182,693

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997

                                   Gross Amounts Carried at End of Year
                               -------------------------------------------
                                              Buildings
                                                  and
         Description                Land      Improvements        Total
         -----------           ------------   ------------    ------------
  Residential
  -----------
  River Oaks
  Houston, Texas                 2,464,193     11,540,473       14,004,666

  Rolling Wind
  Baltimore, Maryland            1,983,454     17,853,238       19,836,692

  Roper Mountain Woods
  Greenville, South Carolina       667,352      7,134,175        7,801,527

  Southpoint at Massapequa
  Massapequa, New York             874,448      8,709,877        9,584,325

  Stoneledge Plantation
  Greenville, South Carolina       934,388      9,836,180       10,770,568

  Stratton Meadows
  Baltimore, Maryland            1,475,077     13,295,340       14,770,417

  Summer Place
  Addison, Texas                 2,196,890      5,345,975        7,542,865

  Sun Chase
  Bradenton, Florida               530,292      5,375,203        5,905,495

  Sweetwater Ranch
  Richardson, Texas              3,391,089     17,341,806       20,732,895

  The Timbers
  Charlotte, North Carolina        965,823      9,624,710       10,590,533

  Warren Park
  Baltimore, Maryland              729,611      6,568,474        7,298,085

  Westchester West
  Silver Spring, Maryland        1,637,184     16,032,170       17,669,354

  Williston
  Baltimore, Maryland              274,712      2,473,065        2,747,777

  Windover
  Knoxville, Tennessee             890,613     11,166,050       12,056,663

  Woodland Meadows
  Tamarac, Florida                 517,218      7,726,890        8,244,108
                              ------------   ------------     ------------

  Total Residential           $101,777,589   $726,293,725     $828,071,314
                              ------------   ------------     ------------

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997

                                   Gross Amounts Carried at End of Year
                               -------------------------------------------
                                              Buildings
                                                  and
         Description                Land      Improvements        Total
         -----------           ------------   ------------    ------------
  Commercial
  -----------
  College Plaza
  Fort Myers, Florida            3,187,958      7,249,642       10,437,600

  Tara Crossing
  Jonesboro, Georgia             4,097,159     16,775,367       20,872,526
                               -----------   ------------     ------------

   Total Commercial            $ 7,285,117   $ 24,025,009     $ 31,310,126
                               -----------   ------------     ------------


  Developments in progress
  and land held for investment
  or future developments:
  ----------------------------

  Berkshires at Crooked Creek
  Durham, North Carolina         1,643,820      6,965,890        8,609,709

  Berkshires at Deerfield
  Atlanta, Georgia               5,818,105              0        5,818,105

  Garlington Road Land
  Greenville, South Carolina     1,412,952        383,857        1,796,809

  Inglesby Land
  Greenville, South Carolina     3,036,570        444,914        3,481,484

  Indigo Land
  Dallas, Texas                    863,455        434,511        1,297,967
                              ------------   ------------     ------------

   Total Land                 $ 12,774,902   $  8,229,172     $ 21,004,074
                              ------------   ------------     ------------

   Grand Total - All
    Real Estate               $121,837,608   $758,547,906     $880,385,514
                              ============   ============     ============

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997

                                                     Year
                                   Accumulated   Construction       Date
         Description              Depreciation     Completed      Acquired
         -----------              ------------     ---------      --------
  Residential
  -----------
  Altamonte Bay Club
  Altamonte Springs, Florida     $ 1,858,168      1984-1986       10/14/92

  Arbors at Breckenridge
  Duluth, Georgia                  5,475,002      1986-1989/      12/17/93
                                                  1995

  Arborview
  Belcamp, Maryland                  138,681      1992            11/14/97

  The Avalon on Abernathy
  Atlanta, Georgia                 2,861,719      1971            06/02/92

  Benchmark
  Irving, Texas                      820,509      1982            06/27/96

  Berkshires at Brookfield
  Mauldin, South Carolina            402,274      1997            01/31/97

  Berkshire Towers
  Silver Spring, Maryland          6,000,676      1965-1969       05/14/96

  Berkshire West
  Winter Garden, Florida             351,061      1991            05/13/97

  British Woods
  Nashville, Tennessee             1,693,197      1984            11/01/95

  Brookfield Trace
  Mauldin, South Carolina          1,314,295      1995            11/01/95

  Brookwood Valley
  Mauldin, South Carolina          1,752,378      1992            04/13/95

  Calverts Walk
  Belair, Maryland                   117,994      1988            11/14/97

  The Channel
  Glen Burnie, Maryland              170,091      1981            07/22/97

  Courtleigh
  Baltimore, Maryland                106,607      1988            11/14/97

  The Cove
  Glen Burnie, Maryland              201,188      1976            07/22/97

  Coventry
  Baltimore, Maryland                 45,936      1986            11/14/97

  Cumberland Cove
  Raleigh, North Carolina          5,892,011      1985/1995       12/19/91

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997


                                                     Year
                                   Accumulated   Construction       Date
         Description              Depreciation     Completed      Acquired
         -----------              ------------     ---------      --------
  Residential
  -----------
  Diamond Ridge
  Baltimore, Maryland                 36,101      1991            11/14/97

  East Lake Village
  Charlotte, North Carolina        2,299,308      1972            10/19/93

  The Estates
  Pikesville, Maryland               100,362      1989            11/14/97

  Fairway Ridge
  Baltimore, Maryland                 56,613      1966            11/14/97

  Golfside
  Haltom City, Texas                 858,473      1980/1985       06/06/96

  Harpers Mill
  Millersville, Maryland             224,089      1978            07/22/97

  Hazelcrest
  Baltimore, Maryland                  9,424      1965            11/14/97

  Heraldry Square
  Baltimore, Maryland                 79,536      1974            11/14/97

  Highland Ridge
  Nashville, Tennessee             1,203,141      1972            11/01/95

  Hilltop
  Baltimore, Maryland                 10,388      1965            11/14/97

  Hunters Glen
  Plano, Texas                       978,496      1979            07/30/96

  Huntington Brook
  Dallas, Texas                      171,499      1984            09/26/97

  Huntington Chase
  Norcross, Georgia                4,877,705      1987/1996       07/07/93

  Huntington Downs
  Greenville, South Carolina      10,206,249      1986-1987       01/15/88

  Huntington Lake
  Dallas, Texas                      257,372      1984/1996       09/26/97

  Huntington Ridge
  Irving, Texas                      134,697      1984            09/26/97

  Indigo on Forest
  Dallas, Texas                    8,235,841      1984            08/31/94

  Jamestowne
  Baltimore, Maryland                 68,005      1965            11/14/97

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997
                                                     Year
                                   Accumulated   Construction       Date
         Description              Depreciation     Completed      Acquired
         -----------              ------------     ---------      --------
  Residential
  -----------
  Kings Crossing
  Houston, Texas                   2,816,747      1983            03/23/93

  Kingwood Common I
  Baltimore, Maryland                 57,282      1976            11/14/97

  Kingwood Common II
  Baltimore, Maryland                 56,183      1979            11/14/97

  Kingwood Lake
  Houston, Texas                   2,934,488      1980            03/23/93

  Lakes of Jacaranda
  Plantation, Florida              7,770,844      1988-1989       03/30/90

  The Lighthouse
  Glen Burnie, Maryland              128,036      1982            09/22/97

  Liriope
  Belcamp, Maryland                   19,412      1997            12/15/97

  Newport
  Tampa, Florida                   2,125,221      1985            10/14/92

  The Oaks
  Mauldin, South Carolina          2,858,493      1989            03/02/90

  Park Colony
  Hollywood, Florida               4,217,049      1987            07/13/94

  Plantation Colony
  Plantation, Florida              3,401,039      1984            12/01/93

  Pleasant Woods
  Dallas, Texas                      609,885      1979            06/06/96

  Prescott Place
  Mesquite, Texas                    884,980      1983            06/06/96

  Prescott Place II
  Mesquite, Texas                    733,993      1984            11/12/96

  Providence
  Dallas, Texas                      754,074      1980            06/26/96

  Ridgeview Chase
  Westminster, Maryland               91,211      1988            11/14/97

  River Oaks
  Houston, Texas                   2,399,362      1966            05/01/95

  Rolling Wind
  Baltimore, Maryland                147,508      1995            11/14/97

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997

                                                     Year
                                   Accumulated   Construction       Date
         Description              Depreciation     Completed      Acquired
         -----------              ------------     ---------      --------
  Residential
  -----------
  Roper Mountain Woods
  Greenville, South Carolina       3,702,228      1984            01/15/88

  Southpoint at Massapequa
  Massapequa, New York             3,092,403      1969            10/14/92

  Stoneledge Plantation
  Greenville, South Carolina       5,096,653      1986            01/15/88

  Stratton Meadows
  Baltimore, Maryland                111,829      1989            11/14/97

  Summer Place
  Addison, Texas                     119,119      1980            09/26/97

  Sun Chase
  Bradenton, Florida                 234,830      1987            05/13/97

  Sweetwater Ranch
  Richardson, Texas                  282,989      1995            09/26/97

  The Timbers
  Charlotte, North Carolina        3,026,412      1989            03/22/93

  Warren Park
  Baltimore, Maryland                 55,905      1964            11/14/97

  Westchester West
  Silver Spring, Maryland          1,027,244      1970-1972       01/01/97

  Williston
  Baltimore, Maryland                 21,410      1967            11/14/97

  Windover
  Knoxville, Tennessee             1,797,886      1974            11/01/95

  Woodland Meadows
  Tamarac, Florida                 2,791,362      1974            10/14/92
                                ------------

  Total Residential             $112,375,163
                                ------------

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997

                                                     Year
                                   Accumulated   Construction       Date
         Description              Depreciation     Completed      Acquired
         -----------              ------------     ---------      --------
  Commercial
  -----------
  College Plaza
  Fort Myers, Florida              5,247,818      1983 & 1985     04/30/87

  Tara Crossing
  Jonesboro, Georgia              11,657,526      1986            06/25/87
                                ------------

   Total Commercial              $16,905,344
                                ------------

  Developments in progress and
  land held for investment or
  future developments:

  Berkshires at Crooked Creek
  Durham, North Carolina               -          N/A             08/25/95

  Berkshires at Deerfield
  Atlanta, Georgia                     -          N/A             12/17/97

  Garlington Road Land
  Greenville, South Carolina           -          N/A             06/10/96

  Inglesby Land
  Greenville, South Carolina           -          N/A             01/10/97

  Indigo Land
  Dallas, Texas                        -          N/A             08/31/94
                                ------------
   Total Land                          -
                                ------------
                                $129,280,507
                                ============

  Notes: Brookfield Trace was combined with Berkshires at Brookfield upon completion of the construction in 1997.

               The depreciable life of a residential property is 3-25 years and a commercial property is 3-25 years.

               The aggregate cost of the Company's real estate for federal income tax purposes is approximately $684,621,000 million, and the aggregate accumulated depreciation for federal income tax purposes is approximately $53,970,000 million.



                                                      Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997


      Reconciliation of Real Estate and Accumulated Depreciation for each of the three years ended December 31:

                                         1997           1996           1995
                                     ------------   ------------    -----------

      Real Estate

      Balance, beginning of year     $585,795,316   $465,846,375   $448,057,874

      Acquisition and improvements    341,218,085    146,774,969     89,578,886

      Sales and retirements           (46,627,887)   (26,826,028)   (71,790,385)
                                     ------------   ------------   ------------
      Balance at December 31,        $880,385,514   $585,795,316   $465,846,375
                                     ============   ============   ============


      Accumulated Depreciation


      Balance, beginning of year     $106,869,507   $ 77,641,555   $ 80,863,231

      Depreciation expense             35,228,587     29,032,162     21,976,356

      Provision for losses              1,850,000      7,500,000           -

      Sales and retirements           (14,667,587)    (7,304,210)   (25,198,032)
                                     ------------   ------------   ------------
      Balance at December 31,        $129,280,507   $106,869,507   $ 77,641,555
                                     ============   ============   ============

  SUMMARY QUARTERLY FINANCIAL INFORMATION
  (UNAUDITED)


  BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES


  The consolidated results of operations of the Company for the quarters ended March 31, June 30, September 30 and December 31, 1997 and 1996 are as follows:

  (Dollars in thousands, except per Share amounts)

                                                              March 31,                                June 30,
                                                   -------------------------------          ------------------------------
                                                      1997                 1996                1997                1996
                                                   ----------           ----------          ----------          ----------

  Revenue                                          $   25,403           $   20,429          $   26,685          $   22,161
                                                   ==========           ==========          ==========          ==========

  Income (loss) from operations                        (2,502)                (226)               (745)               (728)
  Joint venture income (loss)                            (351)                 427                (157)                231
  Gains (losses) on sales of
     investments                                        6,433                 -                     71                -
  Minority interest                                      (685)                  (7)                206                  27
  Extraordinary items                                    -                    -                   -                   -
                                                   ----------           ----------          ----------          ----------

  Net income (loss)                                $    2,895           $      194          $     (625)         $     (470)
                                                   ==========           ==========          ==========          ==========

  Income allocated to
     preferred shareholders                              -                    -                   -                   -
                                                   ----------           ----------          ----------          ----------

  Net income (loss) allocated
     to common shareholders                             2,895                  194                (625)               (470)
                                                   ==========           ==========          ==========          ==========

  Net income (loss) per
     weighted average share                        $      .11           $      .01          $     (.02)         $     (.02)
                                                   ==========           ==========          ==========          ==========

  Dividends paid per share                         $    .2250           $    .2250          $    .2250          $    .2250
                                                   ==========           ==========          ==========          ==========

  Weighted average shares
     outstanding                                   25,420,444           25,392,952          25,480,709          25,392,962
                                                   ==========           ==========          ==========          ==========



                                                         September 30,                             December 31,
                                                   -------------------------                -------------------
                                                      1997                 1996                1997                1996
                                                   ----------           ----------          ----------          ----------

  Revenue                                          $   28,416           $   25,334          $   34,995          $   25,078
                                                   ==========           ==========          ==========          ==========

  Income (loss) from operations                        (5,078)              (9,598)             (3,712)             (2,060)
  Joint venture income (loss)                             131                  485              (4,533)             (4,152)
  Gains (losses) on sales of
     investments                                           44                   45                 (93)                 13
  Minority interest                                       852                1,695               1,780                (313)
  Extraordinary items                                     (90)                (149)               -                      2
                                                   ----------           ----------          ----------          ----------

  Net income (loss)                                $   (4,141)          $   (7,522)         $   (6,558)         $   (6,510)
                                                   ==========           ==========          ==========          ==========

  Income allocated to
     preferred shareholders                               (85)                -                 (1,574)               -
                                                   ----------           ----------          ----------          ----------

  Net income (loss) allocated
     to common shareholders                            (4,226)              (7,522)             (8,132)             (6,510)
                                                   ==========           ==========          ==========          ==========

  Net income (loss) per
     weighted average share                        $     (.16)          $     (.30)         $     (.26)         $     (.26)
                                                   ==========           ==========          ==========          ==========

  Dividends paid per share                         $    .2325           $    .2250          $    .2325          $    .2250
                                                   ==========           ==========          ==========          ==========

  Weighted average shares
     outstanding                                   25,738,248           25,393,299          31,704,588          25,393,369
                                                   ==========           ==========          ==========          ==========

                         BROOKWOOD VILLAGE JOINT VENTURE



                        FINANCIAL STATEMENTS AND SCHEDULE
                      For the Year Ended December 31, 1997

                         BROOKWOOD VILLAGE JOINT VENTURE

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                  F-56


Balance Sheets at December 31, 1997 and December 31, 1996          F-57


Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995                                   F-58


Statements of Changes in Partners' Equity for the Years
Ended December 31, 1997, 1996 and 1995                             F-59


Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995                            F-60 - F-61


Notes to Financial Statements                               F-62 - F-65


Schedule III - Real Estate and Accumulated Depreciation     F-66 - F-67


All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Joint Venture Partners of
Brookwood Village Joint Venture:

     We have audited the financial statements and financial statement schedule of Brookwood Village Joint Venture (the "Joint Venture") listed in the index on page F-21 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note C, the Joint Venture's only property was sold on May 13, 1997. As a result of the sale, the Joint Venture was liquidated in 1997.



Boston, Massachusetts                          COOPERS & LYBRAND L.L.P.
January 30, 1998

                         BROOKWOOD VILLAGE JOINT VENTURE

                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                     ASSETS

                                                        1997           1996
                                                    ------------   --------
Real estate assets:
     Land (Note C)                                  $       -      $ 15,895,139
     Building and improvements (Note C)                     -        44,635,153
     Less accumulated depreciation (Notes C and G)          -       (26,190,274)
                                                    ------------   ------------

         Total real estate assets                           -        34,340,018

Cash (Note C)                                               -           166,919
Other assets (Note C)                                       -           512,031
                                                    ------------   ------------

         Total assets                               $       -      $ 35,018,968
                                                    ============   ============



                                         LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable                               $       -       $     44,762
     Accrued expenses and other liabilities
         (Note D)                                           -            440,067
     Due to affiliates (Note F)                             -              8,351
     Accrued legal settlement (Note A)                      -          4,300,000
                                                    ------------    ------------

         Total liabilities                                  -          4,793,180

Partners' equity (Note E)                                   -         30,225,788
                                                    ------------    ------------

         Total liabilities and Partners' equity     $       -       $ 35,018,968
                                                    ============    ============



                      Theaccompanying notes are an integral
                        part of the financial statements.

                         BROOKWOOD VILLAGE JOINT VENTURE

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995


                                                       1997               1996               1995
                                                   -----------         -----------        -------
Revenue:
     Rental                                        $ 2,388,205         $ 6,118,192        $ 6,243,206
     Interest income                                    47,741              28,503             50,656
                                                   -----------         -----------        -----------

         Total revenue                               2,435,946           6,146,695          6,293,862
                                                   -----------         -----------        -----------

Expenses:
     Operating (Note F)                                784,889           1,586,415          1,689,116
     Maintenance                                       226,703             631,241            590,110
     Real estate taxes                                 133,320             373,856            335,475
     Management fees (Note F)                          140,197             375,192            376,424
     Depreciation                                      731,909           2,026,131          2,309,755
     Provisions for losses on real
         estate (Note G)                             1,472,096           9,000,000               -
                                                   -----------         -----------        -----------

         Total expenses                              3,489,114          13,992,835          5,300,880
                                                   -----------         -----------        -----------

     Income (loss) before loss on
         sale of property                           (1,053,168)         (7,846,140)           992,982

Loss on sale of property (Note C)                     (721,760)               -                  -
                                                   -----------         -----------        -----------

Net income (loss) (Note H)                         $(1,774,928)        $(7,846,140)       $   992,982
                                                   ===========         ===========        -----------

Allocation of net income (loss):
     (Note E)

     Krupp Cash Plus-II Limited
         Partnership                               $  (887,464)        $(3,923,070)       $   496,491
                                                   ===========         ===========        ===========

     BRI Texas Apartments Limited
         Partnership                               $  (887,464)        $(3,923,070)       $   496,491
                                                   ===========         ===========        -----------

                      Theaccompanying notes are an integral
                        part of the financial statements.

                         BROOKWOOD VILLAGE JOINT VENTURE

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995

                                              BRI
                            Krupp            Texas
                         Cash Plus-II      Apartments        Total
                            Limited          Limited        Partners'
                          Partnership      Partnership       Equity

Balance at
     December 31, 1994   $21,339,973      $21,339,973      $42,679,946

Net income                   496,491          496,491          992,982

Distributions             (1,425,000)      (1,425,000)      (2,850,000)
                         -----------       ----------      -----------

Balance at
     December 31, 1995    20,411,464       20,411,464       40,822,928

Net loss                  (3,923,070)      (3,923,070)      (7,846,140)

Distributions             (1,375,500)      (1,375,500)      (2,751,000)
                         -----------       ----------      -----------

Balance at
     December 31, 1996    15,112,894       15,112,894       30,225,788

Capital contributions
     (Note A)              2,150,000        2,150,000        4,300,000

Loss on sale of
     property (Note C)      (360,880)        (360,880)        (721,760)

Net loss (Note E)           (526,584)        (526,584)      (1,053,168)

Distributions (Note E)   (16,375,430)     (16,375,430)     (32,750,860)
                         -----------      -----------      -----------

Balance at
     December 31, 1997   $      -         $      -         $      -
                         ===========      ===========      ===========


                      Theaccompanying notes are an integral
                        part of the financial statements.

                         BROOKWOOD VILLAGE JOINT VENTURE

                        STATEMENTS OF CASH FLOWS For the
                  Years Ended December 31, 1997, 1996 and 1995


                                                     1997                  1996                  1995
                                                 -----------           -----------           --------
Operating activities:
     Net income (loss)                           $(1,774,928)          $(7,846,140)          $   992,982
     Adjustments to reconcile
         net income (loss) to net
         cash provided by operating
         activities:
              Depreciation                           731,909             2,026,131             2,309,755
              Provisions for losses
                  on real estate                   1,472,096             9,000,000                  -
              Loss on sale of
                  property                           721,760                  -                     -
              Changes in assets and
                  liabilities:
                  Decrease in other
                      assets                         512,031               120,550               177,170
                  Increase (decrease)
                      in accounts
                      payable                        (44,762)               30,349               (14,741)
                  Increase (decrease)
                      in due to
                      affiliates                      (8,351)               (4,217)               12,568
                  Increase (decrease)
                      in accrued
                      expenses and
                      other liabilities             (440,067)              108,059              (432,851)
                                                 -----------           -----------           -----------

                      Net cash provided
                           by operating
                           activities              1,169,688             3,434,732             3,044,883
                                                 -----------           -----------           -----------
Investing activities:
     Additions to fixed assets                      (144,803)             (751,474)             (580,348)
     Decrease in accrued legal
         settlement                               (4,300,000)                 -                     -
     Net consideration received
         from sale of property                    31,559,056                  -                     -
                                                 -----------           -----------           --------
                      Net cash provided
                           by (used in)
                           investing
                           activities             27,114,253              (751,474)             (580,348)
                                                 -----------           -----------           -----------

Financing activities:
     Distributions                               (32,750,860)           (2,751,000)           (2,850,000)
     Capital contributions from
         Joint Venture Partners                    4,300,000                  -                     -
                                                 -----------           -----------           --------

                      Net cash used in
                           financing
                           activities            (28,450,860)           (2,751,000)           (2,850,000)
                                                 -----------           -----------           -----------

Net decrease in cash and cash
     equivalents                                    (166,919)              (67,742)             (385,465)

Cash and cash equivalents,
     beginning of year                               166,919               234,661               620,126
                                                 -----------           -----------           -----------

Cash and cash equivalents,
     end of year                                 $      -              $   166,919           $   234,661
                                                 ===========           ===========           ===========

                                                     Continued



                                          BROOKWOOD VILLAGE JOINT VENTURE

                                        STATEMENTS OF CASH FLOWS, Continued For
                               the Years Ended December 31, 1997, 1996 and 1995

Supplemental schedule of noncash investing and financing activities:

                                                     1997                  1996                  1995
                                                 ------------          -----------           -----------
     Adjustment to real estate
         asset basis for release
         of lien (Note A)                        $      -              $ 4,300,000           $      -
                                                 ============          ===========           ===========

     Accrued legal settlement
         (Note A)                                $      -              $(4,300,000)          $      -
                                                 ============          ===========           ===========

                      Theaccompanying notes are an integral
                        part of the financial statements.

                         BROOKWOOD VILLAGE JOINT VENTURE

                          NOTES TO FINANCIAL STATEMENTS

A.            Organization

              On December 16, 1986, Brookwood Village Joint Venture (the "Joint Venture") acquired Brookwood Village Mall and Convenience Center ("Brookwood Village"), a retail development located in Birmingham, Alabama. Brookwood Village consisted of a covered mall, a covered garage and a detached strip shopping center with an aggregate net leasable square footage of 474,083. The Joint Venture was 50% owned by Krupp Cash Plus-II Limited Partnership and BRI Texas Apartments Limited Partnership (the "Joint Venture Partners"), both with similar investment objectives. The express purpose of entering into the Joint Venture was to purchase, own, manage and operate Brookwood Village.

              Under the original purchase and sale agreement entered into by the Joint Venture, its affiliates and the seller, the seller retained a lien on the premises related to the future sale of the property or development of unimproved land at Brookwood Village. The lien entitled the seller to receive $5,000,000 of the proceeds from the sale of Brookwood Village and potentially additional amounts related to expansion and development. The Joint Venture held title to Brookwood Village free and clear from all other material liens or encumbrances. On January 24, 1997, the previous owner filed suit in the Circuit Court of Jefferson County, Alabama against the Joint Venture Partners and Brookwood Village Joint Venture, among others. In the suit, the plaintiff claimed that the defendants had effectively sold Brookwood Village on June 27, 1991, when one of the original Joint Venture Partners exchanged its assets for an ownership interest in an affiliated real estate investment trust. The defendants sought damages of approximately $7,200,000, which included the $5,000,000 payment stipulated in the original purchase and sale agreement and interest accrued thereon from the date of the exchange. On February 28, 1997, the Joint Venture Partners paid the discounted amount of $4,300,000 to the previous owner to release the lien and settle the lawsuit. The payment was funded by capital contributions of $2,150,000 from each of the Joint Venture Partners. For financial reporting purposes, the settlement payment of $4,300,000 related to the release of the previous owner's lien was included in the asset basis of the property.

              On May 13, 1997, the Joint Venture Partners exchanged Brookwood Village for cash and two multifamily properties. As a result of the sale and in accordance with Joint Venture Agreement, the Joint Venture Partners liquidated and distributed the remaining assets of the Joint Venture and subsequently dissolved the Joint Venture in the fourth quarter of 1997 (see Note C for further discussion of this matter).

B.            Significant Accounting Policies

              The Joint Venture used the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note H):

                  Cash and Cash Equivalents

                  The Joint Venture included all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents.

                  Rental Revenues

                  Commercial leases require the payment of base rent monthly in advance. Rental revenues were recorded on the accrual basis. Commercial leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are recorded as income when received. Minimum rental revenue from long-term commercial leases was recognized on a straight-line basis over the life of the related lease.

                                    Continued

                         BROOKWOOD VILLAGE JOINT VENTURE

B.            Significant Accounting Policies, Continued

                  Depreciation

                  Depreciation of building and improvements was provided for by the use of the straight-line method over estimated useful lives of 3 to 25 years. Tenant improvements were depreciated over the life of the lease.

                  Impairment of Long-Lived Assets

                  Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell (see Note G).

                  Leasing Commissions

                  Leasing commissions were deferred and amortized over the life of the related lease.

                  Income Taxes

                  The Joint Venture is not liable for federal or state income taxes because Joint Venture income or loss is allocated to the Joint Venture Partners for income tax purposes. In the event the Joint Venture's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in the Joint Venture taxable income or loss, such change will be reported to the Joint Venture Partners.

C.            Disposition of Real Estate Asset and Dissolution of Joint Venture

              Based upon the Joint Venture Partners' assessment of the current and future market conditions, the capital improvements necessary to remain competitive in its market, its capital resources and the differing strategies of the Joint Venture Partners, the Joint Venture Partners determined that its was in their best interests, and that of their respective investors, to sell Brookwood Village. On May 13, 1997, the Joint Venture Partners exchanged Brookwood Village with an unaffiliated third party for net consideration totaling $32,422,220 less prorations and closing costs of $863,164 which included two multifamily properties and cash. Each Joint Venture Partner was allocated 50% of the net consideration received. For financial reporting purposes, the Joint Venture realized a loss of $721,760 on the exchange. The loss was calculated as the difference between net consideration received less net book value of the property and closing costs.

              As a result of the sale of Brookwood Village, the Joint Venture Partners liquidated the Joint Venture and distributed its remaining assets in the fourth quarter of 1997. In accordance with the Joint Venture Agreement, each Joint Venture Partner received 50% of the remaining net assets of $793,804. Subsequent to the final distribution, the Joint Venture was dissolved.

                                    Continued

                         BROOKWOOD VILLAGE JOINT VENTURE

D.            Accrued Expenses and Other Liabilities

              Accrued expenses and other liabilities consisted of the following at December 31, 1997 and 1996:
                                                   1997        1996
                                                 --------    ------
                     Accrued real estate taxes   $   -       $ 95,932
                     Tenant security deposits        -         34,890
                     Other accrued expenses          -        211,834
                     Prepaid rent                    -         97,411
                                                 --------    --------
                                                 $   -       $440,067
                                                 ========    ========
E.            Partners' Equity

              Under the terms of the Brookwood Village Joint Venture Agreement, profits, losses and distributions are allocated 50% to each Joint Venture Partner.

              As of December 31, 1997, the following cumulative Joint Venture Partner contributions and allocations have been made since inception of the Joint Venture:

                                                                                    BRI
                                                             Krupp                 Texas
                                       Cash Plus-II                              Apartments             Total
                                                            Limited               Limited             Partners'
                                                          Partnership           Partnership             Equity
                      Capital contributions               $ 25,993,095          $ 25,993,095         $ 51,986,190
                      Net income                               650,362               650,362            1,300,724
                      Loss on sale of
                           property                           (360,880)             (360,880)            (721,760)

                      Distributions:
                           Operations                      (10,503,049)          (10,503,049)         (21,006,098)
                           Capital transaction             (15,779,528)          (15,779,528)         (31,559,056)
                                                          ------------          ------------         ------------
                      Total at
                           December 31, 1997              $       -             $       -            $       -
                                                          ============          ============         ============

F.            Related Party Transactions

              The Joint Venture paid property management fees to an affiliate of the Joint Venture Partners for management services. Pursuant to the management agreement, management fees were payable monthly at a rate up to 6% of the gross receipts, net of leasing commissions. The Joint Venture also reimbursed affiliates of the Joint Venture Partners for certain expenses incurred in connection with the operation of Brookwood Village including administrative expenses.

              Amounts accrued or paid to affiliates of the Joint Venture Partners during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                        1997       1996      1995
                                     ---------   --------  --------
      Property management fees       $ 140,197   $375,192  $376,424
      Expense reimbursements            28,858    165,611   137,455
                                     ---------   --------  --------
              Charged to operations  $ 169,055   $540,803  $513,879
                                     =========   ========  ========

               Due to affiliates consisted of expense reimbursements of $8,351 at December 31, 1996.

                                   Continued

                         BROOKWOOD VILLAGE JOINT VENTURE

G.   Provisions for Losses on Real Estate

     In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Joint Venture recorded cumulative valuation provisions for losses on its real estate assets of $10,472,096 and $9,000,000 as of May 13, 1997, the date Brookwood Village was sold (see Note C), and December 31, 1996, respectively, which represent the difference between carrying value and estimated fair value less costs to sell.

H. Federal Income Taxes

              The reconciliation of the net income (loss) for each year reported in the accompanying Statement of Operations with the net income reported in the Joint Venture's 1997, 1996 and 1995 federal income tax return follows:

                                                              1997                 1996               1995
                                                          ------------          -----------        -----------
         Net income (loss) per Statement
              of Operations                               $ (1,774,928)         $(7,846,140)       $   992,982

              Difference in book to tax
                  depreciation                                 347,845            1,011,716          1,299,910

              Difference in book to tax
                  valuation provisions                       1,472,096            9,000,000               -

              Difference between book and
                  tax loss on sale of
                  property                                 (16,434,937)                -                  -

              Rental adjustment required
                  by Generally Accepted
                  Accounting Principles                         68,336              141,808             63,257

              Difference in book to tax
                  bad debt                                      (4,181)              15,534               -
                                                          ------------          -----------        -----------

         Net income (loss) for federal
              income tax purposes                         $(16,325,769)         $ 2,322,918        $ 2,356,149
                                                          ============          ===========        ===========

     The allocation of the 1997 net loss for federal income tax purposes is as follows:
                                                             Passive             Portfolio
                                                              Loss                Income               Total

        Krupp Cash Plus-II Limited
              Partnership                                 $ (5,974,042)         $    23,870        $ (5,950,172)

        BRI Texas Apartments Limited
              Partnership                                  (10,399,467)              23,870         (10,375,597)
                                                          ------------          -----------        ------------

                                                          $(16,373,509)         $    47,740        $(16,325,769)
                                                          ============          ===========        ============

     Passive loss differs due to individual Joint Venture Partner depreciation elections.

     The basis of the Joint Venture's assets for financial reporting purposes was less than its tax basis by approximately $7,689,000 at December 31, 1996. The tax and book basis of the Joint Venture's liabilities were the same.

                         BROOKWOOD VILLAGE JOINT VENTURE

             SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                                                                            Costs Capitalized
Subsequent
                                          Initial Costs to Joint Venture                    to Acquisition(a)
                                          ------------------------------                    -----------------
                                                                 Buildings               Buildings
                                                                    and                     and
     Description                             Land               Improvements            Improvements             Land
     -----------                             ----               ------------            ------------             ----
Brookwood Village Mall
and Convenience Center
Birmingham, Alabama                       $14,569,321           $32,713,684             $ 12,066,272          $1,325,818
                                          ===========           ===========             ============          ==========


                                                              Gross Amounts Carried at End of Year
                                         -------------------------------------------------------------------------------

                                                                                        Disposition
                                                                  Buildings             of Buildings,
                                                                    and                 Improvements
                                             Land (a)           Improvement (a)         and Land (b)            Total
                                             --------           ---------------         ------------            -----
(b)
Brookwood Village Mall
and Convenience Center
Birmingham, Alabama                       $15,895,139           $    44,779,956         $ (60,675,095)        $     -
                                          ===========           ===============         =============         =======




                                  Accumulated
                                  Depreciation
                                      and                     Year
                                   Valuation               Construction             Date         Depreciable
                                  Provisions (b)            Completed             Acquired          Life
Brookwood Village Mall
and Convenience Center
Birmingham, Alabama              $       -                      1973              12/16/86       3 to 25 Years
                                 ===============

(a) For financial reporting purposes, the carrying value of the properties was increased ($1,325,818 to land and $2,974,182 to buildings and improvements), based on the settlement of the previous owner's lien for $4,300,000 (see Note A).

(b) On May 13, 1997, Brookwood Village Mall and Convenience Center was sold (see Note C).

                                    Continued

                         BROOKWOOD VILLAGE JOINT VENTURE

                               December 31, 1997

Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:


                                      1997          1996          1995
                                 ------------   -----------   --------
Real Estate

Balance at beginning of year     $ 60,530,292   $55,478,818   $54,898,470

Adjustment to basis based on
     previous owner's lien               -        4,300,000          -

Improvements                          144,803       751,474       580,348

Sale of property                  (60,675,095)         -             -
                                 ------------   -----------   -----------

Balance at end of year           $       -      $60,530,292   $55,478,818
                                 ============   ===========   ===========


                                     1997           1996          1995
                                 ------------   -----------   -----------
Accumulated Depreciation
and Valuation Provisions

Balance at beginning of year     $ 26,190,274   $15,164,143   $12,854,388

Depreciation expense                  731,909     2,026,131     2,309,755

Provisions for losses on real
     estate                         1,472,096     9,000,000          -

Sale of property                  (28,394,279)         -             -
                                 ------------   -----------   -----------

Balance at end of year           $       -      $26,190,274   $15,164,143
                                 ============   ===========   ===========

                            SPRING VALLEY PARTNERSHIP








                        FINANCIAL STATEMENTS AND SCHEDULE
                      For the Year Ended December 31, 1997

                            SPRING VALLEY PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                           F-70


Balance Sheets at December 31, 1997 and December 31, 1996                   F-71


Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995                                            F-72


Statements of Changes in Partners' Equity for the Years
Ended December 31, 1997, 1996 and 1995                                      F-73


Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995                                            F-74


Notes to Financial Statements                                        F-75 - F-79


Schedule III - Real Estate and Accumulated Depreciation                     F-80


All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Spring Valley Partnership:

     We have audited the financial statements and financial statement schedule of Spring Valley Partnership (the "Joint Venture") listed in the index on page F-16 of these Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Valley Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note I, the Joint Venture's property was sold on January 30, 1998. As a result, the Joint Venture will be liquidated in 1998.




Boston, Massachusetts                              COOPERS & LYBRAND L.L.P.
January 30, 1998

                            SPRING VALLEY PARTNERSHIP

                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS

                                                1997                  1996
                                            ------------          ------------
Real estate assets:
     Land                                   $ 10,403,471          $ 10,403,471
     Building and improvements                43,632,731            43,425,111
                                            ------------          ------------
                                              54,036,202            53,828,582
     Less accumulated depreciation at
         December 31, 1996 (Note G)          (25,327,070)          (13,983,325)
                                            ------------          ------------

              Total real estate assets        28,709,132            39,845,257

Cash and cash equivalents                      1,565,492             1,153,075
Other assets                                   1,392,739             1,099,725
                                            ------------          ------------

              Total assets                  $ 31,667,363          $ 42,098,057
                                            ============          ============




                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
     Accrued expenses and other
         liabilities (Note C)               $    380,150          $    185,163
     Accounts payable                               -                   30,044
     Due to affiliates (Note F)                      828                 7,320
                                            ------------          ------------

              Total liabilities                  380,978               222,527

Partners' equity (Note D)                     31,286,385            41,875,530
                                            ------------          ------------

              Total liabilities and
                 Partners' equity           $ 31,667,363          $ 42,098,057
                                            ============          ============




                      Theaccompanying notes are an integral
                        part of the financial statements.

                            SPRING VALLEY PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995

                                        1997           1996         1995
                                     -----------    ----------   ----------
Revenue:
     Rental (Note E)                 $ 6,734,019    $6,938,222   $6,544,064
     Other income                         51,936        33,438       35,233
                                     -----------    ----------   ----------

         Total revenue                 6,785,955     6,971,660    6,579,297
                                     -----------    ----------   ----------

Expenses:
     Operating (Note F)                  344,832       376,480      350,023
     Maintenance                         493,218       649,491      511,014
     Management fees (Note F)            394,601       416,414      398,642
     Real estate taxes                 2,238,599     1,804,942    1,661,539
     Depreciation                      2,066,312     1,899,015    1,840,644
     Provision for losses on real
         estate (Note G)               9,277,433          -            -
                                     -----------    ----------   ----------

         Total expenses               14,814,995     5,146,342    4,761,862
                                     -----------    ----------   ----------


Net income (loss) (Note H)           $(8,029,040)   $1,825,318   $1,817,435
                                     ===========    ==========   ==========


Allocation of net income (loss)
  (Note D):

         Cash Plus-V Limited
              Partnership            $(4,006,491)   $  910,834   $  906,900
                                     ===========    ==========   ==========

         Berkshire Realty
              Company, Inc.          $(4,022,549)   $  914,484   $  910,535
                                     ===========    ==========   ==========


                      Theaccompanying notes are an integral
                        part of the financial statements.

                            SPRING VALLEY PARTNERSHIP

                       STATEMENTS OF CHANGES IN PARTNERS'
          EQUITY For the Years Ended December 31, 1997, 1996, and 1995



                                          Berkshire
                         Cash Plus-V        Realty             Total
                           Limited          Company,          Partners'
                         Partnership         Inc.              Equity

Balance at
 December 31, 1994       $21,865,991      $21,841,786       $43,707,777

Distributions             (1,468,058)      (1,473,942)       (2,942,000)

Net income                   906,900          910,535         1,817,435
                         -----------      -----------       -----------

Balance at
 December 31, 1995        21,304,833       21,278,379        42,583,212

Distributions             (1,263,967)      (1,269,033)       (2,533,000)

Net income                   910,834          914,484         1,825,318
                         -----------      -----------       -----------

Balance at
 December 31, 1996        20,951,700       20,923,830        41,875,530

Distributions (Note D)    (1,277,494)      (1,282,611)       (2,560,105)

Net loss (Note D)         (4,006,491)      (4,022,549)       (8,029,040)
                         -----------      -----------       -----------

Balance at
 December 31, 1997       $15,667,715      $15,618,670       $31,286,385
                         ===========      ===========       ===========


                      Theaccompanying notes are an integral
                        part of the financial statements.

                            SPRING VALLEY PARTNERSHIP

                          STATEMENTS OF CASH FLOWS For
                the Years Ended December 31, 1997, 1996 and 1995


                                                                1997                1996               1995
                                                            -----------         -----------        -----------
Operating activities:
     Net income (loss)                                      $(8,029,040)        $ 1,825,318        $ 1,817,435
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
         Depreciation                                         2,066,312           1,899,015          1,840,644
         Provision for losses on real
              estate                                          9,277,433                -                  -
         Changes in assets and liabilities:
              Increase in other assets                         (293,014)           (183,554)          (143,627)
              Increase (decrease) in accounts
                      payable                                   (23,044)            (22,532)            37,044
              Increase (decrease) in due to
                      affiliates                                 (6,492)              4,598              2,722
              Increase (decrease) in other
                      liabilities                               194,987                 (52)            (9,839)
                                                            -----------         -----------         ----------

                      Net cash provided by
                           operating activities               3,187,142           3,522,793          3,544,379
                                                            -----------         -----------        -----------

Investing activities:
         Increase (decrease) in accounts
              payable related to fixed asset
              additions                                          (7,000)              7,000               -
         Additions to fixed assets                             (207,620)           (419,284)          (279,315)
                                                            -----------         -----------        -----------

                      Net cash used in
                           investing activities                (214,620)           (412,284)          (279,315)
                                                            -----------         -----------        -----------

Financing activity:
     Distributions                                           (2,560,105)         (2,533,000)        (2,942,000)
                                                            -----------         -----------        -----------

Net increase in cash and cash equivalents                       412,417             577,509            323,064

Cash and cash equivalents, beginning
     of year                                                  1,153,075             575,566            252,502
                                                            -----------         -----------        -----------

Cash and cash equivalents, end
     of year                                                $ 1,565,492         $ 1,153,075        $   575,566
                                                            ===========         ===========        ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                            SPRING VALLEY PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

A.   Organization

     Spring Valley Partnership (the "Joint Venture") was formed on December 13, 1988 by filing a Business Certificate in the Commonwealth of Massachusetts. The original General Partner interests were issued to Krupp Cash Plus-IV Limited Partnership ("Cash Plus-IV"), at 50.1%; Krupp Cash Plus-V Limited Partnership ("Cash Plus-V"), at .01%; and Krupp Realty Company Limited Partnership ("Krupp Realty Company"), at 49.89%. Pursuant to the original Partnership Agreement, Cash Plus-V purchased Krupp Realty Company's interest in the Joint Venture and succeeded to its capital contributions and its share of profit and loss allocations and distributions. On June 25, 1991, The Joint Venture executed an Amended and Restated Partnership Agreement, whereby Cash Plus-IV assigned its rights, title and interest in the Partnership to Berkshire Realty Company, Inc. ("Berkshire"), a Delaware Corporation. Pursuant to the Assignment and First Amendment to Spring Valley Partnership Amended and Restated Partnership Agreement dated May 1, 1995, Berkshire assigned 49.1% of its rights, title and interest in the Partnership to BRI OP Limited Partnership ("BRI OP LP"), its majority owned subsidiary. As of December 31, 1995, the Joint Venture Partners of Spring Valley Partnership are BRI OP LP (49.1%) and Berkshire (1%), collectively, "Berkshire Realty Company, Inc." (50.1%) and Cash Plus-V Limited Partnership (49.9%). Profits and losses and distributions will continue to be allocated to the Joint Venture Partners based on the percentage of their respective capital contributions to total Partners' capital contributions.

     On December 14, 1988, the Joint Venture acquired Spring Valley Marketplace (the "Marketplace"), a 320,684 square foot shopping center located on 30 acres of land in Spring Valley, Rockland County, New York. The Joint Venture acquired the Marketplace for $50,000,000 and incurred closing costs of $359,408 related to the acquisition. Additionally, the Joint Venture executed a Net Operating Income Guaranty Agreement ("NOI Guaranty Agreement") with the seller, by which, the seller would reimburse the Joint Venture if the net operating income from the Marketplace did not meet or exceed $4.3 million annually. Per the NOI Guaranty Agreement, which expired on December 13, 1990, the seller's obligation was limited to $1,000,000 on a cumulative basis. As a result of the NOI Guaranty Agreement, the Joint Venture has collected $1,000,000, the maximum obligation due from the seller, and has therefore reduced the cost basis of the Marketplace by this amount for financial reporting purposes. The Marketplace, built in 1987, consists of one structure anchored by five major tenants and is connected by five sections occupied by smaller tenants. The Joint Venture owns the Marketplace free and clear from all material liens or encumbrances.

     On December 2, 1997, Berkshire Realty Enterprise Limited Partnership, an affiliate of the Joint Venture Partners, as agent for the Joint Venture, entered into an Agreement of Sale to sell the Joint Venture's property, Spring Valley Marketplace, to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. Spring Valley Marketplace was included in a package with thirteen other properties owned by affiliates of the Joint Venture Partners. The transaction was consummated on January 30, 1998 (see
     Note I).

     The sale of the Marketplace is considered a cause for dissolution of the Joint Venture as defined by the Partnership Agreement. Accordingly, the Joint Venture Partners expect to liquidate and distribute the remaining assets of the Joint Venture in 1998. All distributions of net cash proceeds from the Terminating Capital Transaction shall be governed by Section 8.3
     (b) of the Partnership Agreement.


                                    Continued

                            SPRING VALLEY PARTNERSHIP

B.   Significant Accounting Policies

     The Joint Venture uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note H):

         Risks and Uncertainties

         The Joint Venture invests its cash primarily in deposits and money market funds with commercial banks. The Joint Venture has not experienced any losses to date on its invested cash.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Joint Venture includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market value.

         Rental Revenues

         Commercial leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears. Minimum rental revenue for long term commercial leases is recognized on a straight-line basis over the life of the related lease.

         Depreciation

         Depreciation of building and improvements is provided for by the use of the straight-line method over estimated useful lives of 3 to 25 years. Tenant improvements are depreciated over the life of the lease.

         Impairment of Long-Lived Assets

         Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell (see Note G).

         Leasing Commissions

         Leasing commissions are deferred and amortized over the life of the related lease.
                                    Continued

                            SPRING VALLEY PARTNERSHIP

B.   Significant Accounting Policies, Continued

              Income Taxes

              The Joint Venture is not liable for federal or state income taxes because Joint Venture income or loss is allocated to the Partners for income tax purposes. In the event the Joint Venture's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Joint Venture taxable income or loss, such change will be reported to the Partners.

C.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following at December 31, 1997 and 1996:

                                             1997            1996
                                           --------        --------
            Prepaid rent                   $225,000        $   -
            Accrued insurance                89,673         110,846
            Tenant security deposits         65,185          71,614
            Other accrued expenses              292           2,703
                                           --------        --------

                                           $380,150        $185,163
                                           ========        ========

D.   Partners' Equity

     Under the terms of the Partnership Agreement, profits, losses and distributions are allocated 49.9% to Cash Plus-V Limited Partnership and 50.1% to Berkshire Realty Company, Inc.

     Upon the occurrence of the sale by the Joint Venture of all or substantially all of the Property and other assets owned by the Joint Venture, the Joint Venture shall be dissolved. After payment of the debts and allowances for the liabilities of the Joint Venture, the remaining assets shall be distributed to the Joint Venture Partners on the basis of the amount of each Partner's capital contribution in proportion to total capital contributions.

     As of December 31, 1997, the following cumulative Partner contributions and allocations have been made since inception of the Joint Venture:

                                                   Berkshire
                                  Cash Plus-V       Realty           Total
                                    Limited        Company,         Partners'
                                  Partnership        Inc.            Equity

        Capital contributions     $ 26,379,755   $ 26,373,641     $ 52,753,396
        Net income                   2,245,368      2,254,369        4,499,737
        Distributions              (12,957,408)   (13,009,340)     (25,966,748)
                                  ------------   ------------     ------------

            Total at
             December 31, 1997    $ 15,667,715   $ 15,618,670     $ 31,286,385
                                  ============   ============     ============

E.   Future Base Rents Due Under Commercial Operating Leases

     As a result of the sale of the Marketplace subsequent to year-end, all commercial operating leases were assumed by the buyer (see Note I).

                                    Continued

                            SPRING VALLEY PARTNERSHIP

F.   Related Party Transactions

     Property management fees are paid monthly to an affiliate of the Joint Venture Partners at the rate of up to 6% of rentals and other operating income received by the Marketplace. The Joint Venture also reimburses affiliates for certain expenses incurred in connection with operation of the Joint Venture and its property including administrative expenses.

     Amounts paid or accrued to affiliates of the Joint Venture Partners during the years ended December 31, 1997, 1996 and 1995 were as follows:


                                            1997        1996         1995
                                          --------    --------     ------

              Property management fees    $394,601    $416,414     $398,642

              Expense reimbursements        42,841      87,766       58,284
                                          --------    --------     --------

                  Charged to operations   $437,442    $504,180     $456,926
                                          ========    ========     ========


     Due to affiliates consisted of expense reimbursements of $828 and $7,320 at December 31, 1997 and 1996, respectively.

G.   Provision for Losses on Real Estate

     In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Joint Venture recorded a valuation provision for losses on its real estate asset of $9,277,433 as of December 31, 1997, these provisions represent the difference between carrying value and selling price less estimated costs to sell as a result of the forthcoming sale of the Joint Venture's property subsequent to year end (see Note I). As this asset is held for sale, the Joint Venture has discontinued depreciation.

H.   Federal Income Taxes

     The reconciliation of the net income (loss) for each year reported in the accompanying Statement of Operations with the net income reported in the Joint Venture's federal income tax return is as follows:

                                                             1997               1996                1995
                                                          -----------        ----------          -------
              Net income (loss) per
                  Statement of Operations                 $(8,029,040)       $1,825,318          $1,817,435

                  Difference in book to tax
                   depreciation                               784,586           624,845             573,232

                  Difference in book to tax
                   bad debt                                   (21,428)           15,566                -

                  Difference in book to tax
                   fixed asset revaluation                  8,886,565              -                   -

                  Rental adjustment required
                   by Generally Accepted
                   Accounting Principles                        1,969            26,293             (18,176)
                                                          -----------        ----------          ----------

              Net income for federal
                  income tax purposes                     $ 1,622,652        $2,492,022          $2,372,491
                                                          ===========        ==========          ==========

                                    Continued

                            SPRING VALLEY PARTNERSHIP

H.   Federal Income Taxes, Continued

     The allocation of the 1997 net income for federal income tax purposes is as follows:

                                     Passive       Portfolio
                                     Income         Income         Total
                                    ----------    ---------     ----------
        Cash Plus-V
             Limited Partnership     $ 763,862      $ 25,915     $ 789,777

        Berkshire Realty Company,
             Inc.                      806,856        26,019       832,875
                                    ----------    ----------    ----------

                                    $1,570,718    $   51,934    $1,622,652
                                    ==========    ==========    ==========

     The basis of the Joint Venture's assets for financial reporting purposes is less than its tax basis by approximately $16,543,000 and $6,157,000 at December 31, 1997 and 1996, respectively. The tax and book basis of the Joint Venture's liabilities are the same.

I.   Subsequent Event

     The sale of the Joint Venture's property, as discussed in Note A, was consummated on January 30, 1998. The total selling price of the fourteen properties was $138,000,000, of which the Joint Venture Partners received $29,571,700, less their share of the closing costs.

     The sale is considered a cause for dissolution of the Joint Venture as defined by the Partnership Agreement. Accordingly, the Joint Venture Partners expect to liquidate and distribute the remaining assets of the Joint Venture in 1998. All distributions of net cash proceeds from the sale and dissolution of the Joint Venture shall be governed by Section IV, Paragraph 17, of the Partnership Agreement, as discussed above in Note D.

                            SPRING VALLEY PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                                             Costs
                                                          Capitalized
                                                          Subsequent to
                  Initial Cost to Joint Venture            Acquisition
                  -----------------------------    ---------------------------
                                 Buildings &       Buildings &     Depreciable
 Description          Land       Improvements      Improvements       Life
 -----------          ----       ------------      ------------   -------------
Spring Valley
Marketplace       $10,403,471    $ 41,613,880      $  2,018,851   3 to 25 years
                  ===========    ============      ============


                        Gross Amounts Carried at End of Year
                      ----------------------------------------                    Accumulated
                                    Buildings                      Depreciation     Year
                                       and                        & Valuation     Construction       Year
 Description             Land      Improvements      Total(a)      Provision        Completed     Acquired
-------------         ----------   ------------    -----------    ------------    ------------    --------
Spring Valley
Marketplace           $10,403,471  $ 43,632,731    $54,036,202    $ 25,327,070        1987          1988
                      ===========  ============    ===========    ============


     Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

     Real Estate                     1997           1996           1995
     -----------                  -----------   -----------     -----------

     Balance at
        beginning of year         $53,828,582   $53,409,298     $53,129,983

     Improvements                     207,620       419,284         279,315
                                  -----------   -----------     -----------

     Balance at
        end of year               $54,036,202   $53,828,582     $53,409,298
                                  ===========   ===========     ===========



     Accumulated Depreciation
     and Property Valuation           1997          1996            1995
     ------------------------     -----------   -----------     -----------

     Balance at
        beginning of year         $13,983,325   $12,084,310     $10,243,666

     Property valuation             9,277,433          -               -

     Depreciation expense           2,066,312     1,899,015       1,840,644
                                  -----------   -----------     -----------

     Balance at end of year       $25,327,070   $13,983,325     $12,084,310
                                  ===========   ===========     ===========


     (a) The aggregate cost of the Joint Venture's real estate for federal income tax purposes was $53,170,799 and the aggregate accumulated depreciation for federal income tax purposes was $8,242,176 for the year ended December 31,
     1997.