Form 10-K/A
period 1997-12-31
BERKSHIRE REALTY CO INC /DE
filed 1998-04-07
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

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

              1.1 Underwriting Agreement between Berkshire Realty Company, Inc. and Lehman Brothers, Inc., as representative of the Co-Managers dated November 4, 1997.*

              3.1       Bylaws as amended of Berkshire Realty Company, Inc.*

              8.1       Opinion of Peabody & Brown as to tax matters.*

             23.1       Consent of Coopers & Lybrand LLP (dated April 3, 1998).+


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

            10.34 Development Contribution Agreement (Granite Run) among Stephen Gorn, John B. Colvin and BRI OP Limited Partnership dated as of August 25, 1997.*

            10.35 Development Contribution Agreement (Avalon 2) among Stephen Gorn, John B. Colvin and BRI OP Limited Partnership dated as of August 25, 1997.*

            10.36 Form of Registration Rights Agreement among Berkshire Realty Company, Inc. and certain partners of BRI OP Limited Partnership.*

            10.37 Loan Agreement between BRI OP Limited Partnership and GGC, L.L.C. dated as of August 25, 1997.*

            10.38 Certificate of Designation designating 2,737,000 shares of Preferred Stock of 2,737,000 shares of Series 1997-A Convertible Preferred Stock (par value $0.01 per share) dated September 30, 1997.*

            10.39 Loan Agreement between BRI OP Limited Partnership and GGC, L.L.C, dated as of August 25, 1997.*

            10.40 Stock Purchase Agreement among Berkshire Realty Company, Inc., Westbrook Real Estate Fund II, L.P. and Westbrook Berkshire Holdings, L.L.C. dated as of September 19, 1997.*

            10.41 Exchange and Amendment Agreement among Berkshire Realty Company, Inc., Westbrook Berkshire Holdings, L.L.C. and Morgan Stanley Asset Management, Inc., as attorney in fact for certain clients, dated as of September 30, 1997.*

            10.42 Registration Rights Agreement between Berkshire Realty Company, Inc. and Westbrook Berkshire Holdings, L.L.C.*

            23.1        Consent of Coopers & Lybrand L.L.P. Independent
                        Accountants.*

            23.2        Consent of KPMG Peat Marwick LLP, Independent
                        Accountants.*

            23.3        Consent of Coopers & Lybrand, LLP.*

            23.4        Consent of KPMG Peat Marwick LLP.*

            23.5        Consent of M/PF Research, Inc.*

            23.6        Consent of Peabody & Brown (included in Exhibit 8).*

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