Form 10-Q
period 1998-03-31
BERKSHIRE REALTY CO INC /DE
filed 1998-05-15
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           March 31, 1998
                                -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to



                      Commission file number        1-10660
                                             ----------------------

                         Berkshire Realty Company, Inc.
--------------------------------------------------------------------------------

       Delaware                                                 04-3086485
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS employer
incorporation or organization)                             identification no.)

470 Atlantic Avenue, Boston, Massachusetts                      02210
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (617) 423-2233
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       --     --
                                       1

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               -------------------

                                     ASSETS
                                                                  March 31,              December 31,
                                                                    1998                    1997
                                                                 ------------            ------------
                                   (Unaudited)
Real estate assets: (Note 2)
  Multifamily apartment complexes, net of
       accumulated depreciation                                  $821,205,408            $715,696,151
       Investments in unconsolidated joint ventures                   252,206              15,618,657
  Mortgage loans, net of purchase discounts                         2,336,887               2,323,285
  Land and construction-in-progress                                25,560,283              15,185,969
  Land held for future development                                         --               5,818,105
  Retail centers held for sale, net of
       accumulated depreciation                                            --              14,404,782
                                                                 ------------            ------------
           Total real estate assets                               849,354,784             769,046,949

Cash and cash equivalents                                          11,296,651               9,859,110
Mortgage-backed securities, net ("MBS")                             6,964,385               7,511,789
Note receivable                                                     7,500,000               7,500,000
Escrows                                                            14,223,897              15,088,587
Deferred charges and other assets                                  16,032,970              14,932,272
Workforce and other intangible assets,
       net of accumulated amortization                             19,223,175              22,481,224
                                                                 ------------            ------------
           Total assets                                          $924,595,862            $846,419,931
                                                                 ============            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Credit agreements (Note 3)                                     $124,345,000            $ 75,345,000
  Construction loan (Note 3)                                        3,305,306                 316,786
  Mortgage notes payable                                          328,733,770             305,465,004
  Tenant security deposits and prepaid rents                        5,682,124               4,888,022
  Accrued real estate taxes, insurance, other
       liabilities and accounts payable                            13,389,149              17,073,179
                                                                 ------------            ------------
           Total liabilities                                      475,455,349             403,087,991
                                                                 ------------            ------------

Minority interest in operating partnership                         89,309,987              75,137,066

Commitments and contingencies (Note 2)

Shareholders' equity:
  Preferred stock ("Preferred Shares"),
       $0.01 par value; 60,000,000 shares
       authorized, 2,737,000 shares issued                             27,370                  27,370
  Common stock ("Shares"), $0.01 par value;
       140,000,000 Shares authorized and 37,194,531
       and 36,841,098 Shares issued, respectively                     371,945                 368,411
  Additional paid-in capital                                      390,102,778             394,838,797
  Accumulated deficit                                             (26,564,742)            (24,396,629)
  Loans receivable - officers (Note 4)                             (2,363,750)               (900,000)
  Less common stock in treasury, at cost
       (506,497 Shares)                                            (1,743,075)             (1,743,075)
                                                                 ------------            ------------
       Total shareholders' equity                                 359,830,526             368,194,874
                                                                 ------------            ------------
       Total liabilities and shareholders' equity                $924,595,862            $846,419,931
                                                                 ============            ============

                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               -------------------

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                             -----------------------------------
                                                                                 1998                    1997
                                                                             -----------             -----------
                                                                              (Unaudited)            (Unaudited)
Revenue:
   Rental                                                                    $39,218,665             $24,555,019
   Interest from mortgage loan and
      note receivable                                                            294,799                  84,672
   Interest income from MBS                                                      166,055                 207,138
   Management fees and reimbursements (Note 9)                                   951,804                 333,466
   Other interest income                                                         383,575                 222,273
                                                                             -----------             -----------

           Total revenue                                                      41,014,898              25,402,568
                                                                             -----------             -----------

Expenses:
   Property operating                                                          9,152,843               6,026,513
   Repairs and maintenance                                                     2,183,270               1,644,522
   Real estate taxes                                                           3,851,003               2,345,772
   Property management fees to an
      affiliate                                                                   10,291                 768,860
   Property management operations                                              2,036,638                 663,837
   General and administrative                                                  1,436,225               1,072,402
   State and corporate franchise taxes                                            69,000                  84,501
   Professional fees                                                             174,660                  46,400
   Interest (Note 3)                                                           8,011,390               5,834,396
   Costs associated with advisor
      transaction                                                                   -                  1,200,000
   Amortization of acquired workforce
      and intangible assets                                                    3,258,049                 548,162
   Depreciation and amortization                                              12,495,534               7,668,931
                                                                             -----------             -----------

           Total expenses                                                     42,678,903              27,904,296
                                                                             -----------             -----------

Loss from operations before joint venture
   income (loss), gains on sales of assets
   and minority interest                                                      (1,664,005)             (2,501,728)

Joint venture income (loss)                                                       51,948                (350,556)

Gains on sales of assets                                                         512,732               6,432,040

Minority interest in operating partnership                                       470,775                (684,733)
                                                                             -----------              ----------

Net income (loss)                                                               (628,550)              2,895,023

Income allocated to preferred shareholders                                    (1,539,563)                     --
                                                                             -----------               ---------

Net income (loss) allocated to common
   shareholders                                                              $(2,168,113)             $2,895,023
                                                                             ===========              ==========

Earnings per common share (basic and diluted):

   Net income (loss) per common share                                        $      (.06)             $      .11
                                                                             ===========              ==========

   Weighted average shares                                                    36,615,474              25,420,444
                                                                             ===========              ==========




                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1998




                               Series 1997-A Convertible
                                Preferred Stock at par           Common Stock at par           Additional
                               ------------------------        -----------------------          Paid-in         Accumulated
                                Shares          Amount          Shares          Amount          Capital           Deficit
                               --------        --------        --------        --------       -----------       -----------

Balance,
  December 31, 1997            2,737,000      $27,370        36,334,601         $368,411      $394,838,797     $(24,396,629)

Net Loss                              --           --                --               --                --         (628,550)

Stock issuance costs                  --           --                --               --          (226,980)              --

Preferred dividends                   --           --                --               --                --       (1,539,563)

Issuance of Common
   Shares                             --           --           126,984            1,270         1,498,730               --

Conversion of Units
   to Common Shares                   --           --            36,521              365           379,118               --

Shares issued in satis-
   faction of note payable            --           --           189,332            1,893         2,128,107               --

Stock purchase loans
   (Note 6)                           --           --                --               --                --               --

Stock purchase loans -
   forgiveness                        --           --                --               --                --               --

Proceeds from the
   exercise of stock
   warrants                           --           --               596                6             6,396               --

Dividends                             --           --                --               --        (8,521,390)              --
                               ---------      -------        ----------         --------      ------------     ------------

Balance,
   March 31, 1998              2,737,000      $27,370        36,688,034         $371,945      $390,102,778     $(26,564,742)
                               =========      =======        ==========         ========      ============     ============




                                 Loans           Treasury
                               Receivable-        Stock
                                Officers         at cost            Total
                               ----------      -----------       --------

Balance,
  December 31, 1997            $ (900,000)     $(1,743,075)     $368,194,874

Net Loss                               --               --          (628,550)

Stock issuance costs                   --               --          (226,980)

Preferred dividends                    --               --        (1,539,563)

Issuance of Common
   Shares                              --               --         1,500,000

Conversion of Units
   to Common Shares                    --               --           379,483

Shares issued in satis-
   faction of note payable             --               --         2,130,000

Stock purchase loans
   (Note 6)                    (1,500,000)              --        (1,500,000)

Stock purchase loans -
   forgiveness                     36,250               --            36,250

Proceeds from the
   exercise of stock
   warrants                            --               --             6,402

Dividends                              --               --        (8,521,390)
                               -----------      -----------      ------------

Balance,
   March 31, 1998              $(2,363,750)     $(1,743,075)     $359,830,526
                               ===========      ===========      ============


                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               -------------------


                                                                                          For the Three Months
                                                                                              Ended March 31,
                                                                                    ----------------------------------
                                                                                        1998                    1997
                                                                                    -----------            -----------
                                                                                    (Unaudited)            (Unaudited)
Operating activities:

Net income (loss)                                                                   $  (628,550)           $ 2,895,023
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
         Depreciation and amortization                                               12,495,534              7,668,931
         Amortization of intangible assets and costs
           related to workforce acquired                                              3,258,049                548,162
         Costs associated with Advisor Transaction                                         -                 1,200,000
         Joint venture (income) loss                                                    (51,948)               350,556
         Distributions received from joint venture                                       51,948                     --
         Gains on sales of assets                                                      (512,732)            (6,432,040)
         Non-employee stock option plan                                                      --                  5,646
         Stock purchase loan forgiveness                                                 36,250                  4,167
         Amortization of purchase discounts                                             (37,742)               (37,512)
         Minority interest in operating partnership                                    (470,775)               684,733
         Amortization of deferred financing costs                                       345,748                336,366
         Decrease in operating escrows
           and other assets                                                           1,064,456                393,447
         Decrease in accrued real estate taxes,
           insurance, other liabilities and accounts payable                         (1,870,816)            (3,927,591)
         Increase in tenant security deposits,
           prepaid rents and escrows                                                    794,102                726,189
                                                                                    -----------            -----------

           Net cash provided by operating activities                                 14,473,524              4,416,077
                                                                                    -----------            -----------

Investing activities:

 Cost to acquire properties                                                         (72,555,603)            (1,092,704)
 Proceeds from sale of properties                                                    14,918,614             26,644,405
 Recurring capital expenditures                                                      (1,145,496)              (886,948)
 Rehabilitation and non-recurring
   capital expenditures                                                              (3,357,665)            (1,821,668)
 Land acquisition and construction in progress                                       (4,539,943)            (4,254,775)
 Distributions received from joint venture
   in excess of earnings                                                                443,894                700,000
 Distribution from sale of joint venture asset, net                                  14,922,557                     --
 Contributions to joint venture                                                              --             (2,150,000)
 Principal collections on MBS                                                           551,387                422,932
 Principal collections on mortgage loans                                                 20,157                275,278
 Escrow established at acquisition of properties                                       (249,418)               (64,957)
 Cost to acquire workforce and other
   intangible assets                                                                         --               (440,964)
                                                                                   ------------            -----------

           Net cash provided by (used for)
             investing activities                                                   (50,991,516)            17,330,599
                                                                                   ------------            -----------



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                               -------------------


                                                                                          For the Three Months
                                                                                              Ended March 31,
                                                                                    ----------------------------------
                                                                                        1998                    1997
                                                                                    -----------            -----------
                                                                                    (Unaudited)            (Unaudited)
Financing activities:

Advances under credit agreements                                                    $49,000,000           $         --
Advances under construction loan                                                      3,305,306                316,786
Repayment on credit agreements                                                               --            (15,750,000)
Payment on repurchase agreement                                                              --               (500,000)
Payment of financing costs                                                           (1,440,378)              (153,726)
Costs associated with issuance of stock                                                (226,980)                    --
Dividends paid to preferred stockholders                                             (1,539,563)                    --
Principal payments on mortgage notes payable                                           (969,278)              (513,911)
Proceeds from the exercise of stock warrants                                              6,402                  1,698
Dividends                                                                            (8,521,390)            (5,713,525)
Distributions to minority interest                                                   (1,658,586)              (824,945)
                                                                                    ------------          ------------

    Net cash provided by (used for) financing
     activities                                                                      37,955,533            (23,137,623)
                                                                                    -----------           ------------

Net increase (decrease) in cash and cash equivalents                                  1,437,541             (1,390,947)

Cash and cash equivalents, beginning of period                                        9,859,110              7,015,953
                                                                                    -----------           ------------

Cash and cash equivalents, end of period                                            $11,296,651           $  5,625,006
                                                                                    ===========           ============


Supplemental cash flow disclosure:

Cash paid for interest during period                                                $ 8,641,229           $  6,367,925
                                                                                    ===========           ============

Interest capitalized during period                                                  $   419,722           $    145,406
                                                                                    ===========           ============


Supplemental disclosure of non-cash financing and investing activities:

       Property acquisitions                                                      $(113,473,162)          $(16,295,177)
       Debt assumed in property acquisitions                                         24,238,044             11,360,427
       Units issued for property acquisitions                                        16,679,515              3,842,046
                                                                                  -------------           ------------

       Cash to acquire property                                                     (72,555,603)            (1,092,704)
                                                                                  =============           ============

Conversion of Units to Shares                                                     $     377,233                     --
                                                                                  =============           ============

Shares issued in satisfaction of note payable                                     $   2,130,000                     --
                                                                                  =============           ============

Units issued for intangible assets acquired                                       $          --           $ 18,837,500
                                                                                  =============           ============

Reclassification of construction in progress
  to multifamily apartment complexes                                              $          --           $  1,962,305
                                                                                  =============           ============







                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             -----------------------


1.     Significant Accounting Policies
       -------------------------------

       These financial statements reflect the consolidated financial position, results of operations, changes in shareholders' equity and cash flows of the Company, its subsidiaries and the Operating Partnership (collectively the "Company") using historical cost of assets, liabilities and results of operations.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to the Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Company.

       In the opinion of the management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

       The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.     Multifamily and Retail Property

       As of March 31, 1998, the Company had investments in 73 apartment communities in eight states having 21,533 units.

       The following summarizes the carrying value of the Company's multifamily apartment complexes, retail centers and retail centers held for sale (in thousands):

                                                   March 31,        December 31,
                                                    1998               1997

       Land                                        $131,206          $108,593
       Buildings and improvements                   680,357           625,748
       Appliances, carpeting and equipment          134,467           125,040
                                                   --------          --------

       Total multifamily and retail property        946,030           859,381
       Accumulated depreciation                    (124,825)         (129,280)
                                                   --------          --------
                                                   $821,205          $730,101
                                                   ========          ========

       Acquisitions

       On January 21, 1998, the Company acquired Countrywood Apartments, a 208-unit apartment community located in Dallas, Texas, for $6.75 million. The Company paid cash of $2,015,000, assumed debt of $4,015,000 and issued $720,000 of Operating Partnership Units. The debt agreement requires monthly principal and interest payments based on an interest rate of 7.875% along with monthly funding of real estate tax escrows.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                               -------------------


2.     Multifamily and Retail Property - Continued
       -------------------------------

       On February 4, 1998, the Company acquired four multifamily apartment communities for approximately $63.8 million. The Company paid cash of approximately $57.5 million and issued $6.3 million of Operating Partnership Units. The apartment communities acquired are summarized as follows:

                                                                Number of
                                                                ---------
                Property Name           Location                  Units
                -------------           --------                  -----
                The Bluffs              Austin, TX                  382
                Pinto Ridge             Austin, TX                  238
                Carlyle Place           San Antonio, TX             184
                Yorktown                Houston, TX                 563
                                                                  -----
                                                                  1,367
                                                                  =====

       On February 12, 1998, the Company acquired Olde Forge, a 144-unit townhome community located in Baltimore, Maryland, for $7.3 million. The Company assumed debt of approximately $5.8 million and issued $1.5 million of Operating Partnership Units. The debt agreement requires monthly principal and interest payments based on an interest rate of 6.43% along with monthly funding of real estate tax escrows.

       On February 26, 1998, the Company acquired Seven Winds Apartments, a 232-unit garden style apartment community located in Tamarac, Florida, for $9.6 million. The Company paid cash of $7.8 million and issued $1.8 million of Operating Partnership Units.

       On March 14, 1998, the Company acquired Lynn Lake Apartments, an 809-unit apartment property located in St. Petersburg, Florida which consists of 688 garden-style apartments and 121 townhomes, for $23.0 million. The Company paid cash of $2.4 million, assumed debt of $14.4 million and issued $6.2 million of Operating Partnership Units. The debt agreement requires monthly principal and interest payments based on an interest rate of 7% along with monthly funding of real estate tax escrows.

       Development

       In the fourth quarter of 1996, the Company began construction of Crooked Creek Apartments, a 296-unit apartment community in Durham, North Carolina. The project is currently estimated to cost approximately $20.2 million. As of March 31, 1998, the project has incurred $12.85 million of construction costs.

       In January, 1997, the Company purchased a parcel of land in Greenville, South Carolina for $3,030,000 for the development of a planned 500-unit apartment community.

       In December, 1997, the Company purchased a 60 acre parcel of land in Atlanta, Georgia for approximately $5.8 million for the development of approximately 650 apartment units. Construction is expected to begin in the third quarter of 1998.

       The Company also owns two other parcels of land, one of which is located in Dallas, Texas, which was sold subsequent to March 31, 1998, and another located in Greenville, South Carolina. Development plans are under consideration for this site.

       The Company is obligated, upon satisfaction of certain conditions, to acquire three additional properties from an affiliate of an officer of the Company. The properties were in various stages of development as of March 31, 1998.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                               -------------------


2.     Multifamily and Retail Property - Continued
       -------------------------------

       Dispositions

       In January, 1998, the Company sold its remaining investments in retail properties.

       On January 5, 1998, the Company sold Tara Crossing, a 235,781 square foot retail center located in Jonesboro, Georgia, for approximately $9.5 million. The property had a depreciated cost basis of approximately $9.2 million which, after closing costs, resulted in a loss on sale of approximately $9,000.

       On January 30, 1998, the Company sold College Plaza, an 83,962 square foot retail center in Fort Myers, Florida, for approximately $6 million. The property had a depreciated cost basis of approximately $5.2 million which, after closing costs, resulted in a gain on sale of approximately $522,000. Also on January 30, 1998, the Company and its joint venture partner sold Spring Valley Marketplace, a 320,686 square foot retail center located in Spring Valley, New York, for approximately $29.6 million. The Company's share of the loss on the sale totaled approximately $24,000.

3.     Debt Agreements
       ---------------

       As of March 31, 1998, the Company had three lines of credit to provide for future acquisitions, development and general business obligations.

       The following summarizes the Company's borrowings on the Master Credit Facility with the Federal National Mortgage Association as of March 31, 1998:

                                             Contract            Contract
                 Borrowings                  Start Date           End Date           Interest Rate              Amount
                 ----------                  ----------          ---------           -------------            -----------
         Fixed                                11/22/95              9/20/03            6.997%                 $50,000,000
         Fixed                                 9/20/96             11/20/05            7.540%                  13,345,000
                                                                                                              -----------
                                                                                                              $63,345,000

       On January 30, 1998, the Company obtained a $130 million unsecured revolving line of credit with a group of participating commercial banks, generally at interest rates at 120 basis points over LIBOR ("Revolving Credit Agreement"). The Revolving Credit Agreement replaced the existing Credit Agreement. The following summarizes the Company's borrowings on the Revolving Credit Agreement as of March 31, 1998:

                                             Contract            Contract
                 Borrowings                  Start Date           End Date           Interest Rate              Amount
                 ----------                  ----------          ---------           -------------            -----------
         Base                                  3/27/98              --                 8.5000%                $ 8,000,000
         LIBOR contract                        3/02/98             4/01/98             6.8775%                 28,000,000
         LIBOR contract                        3/06/98             4/06/98             6.8775%                 25,000,000
                                                                                                              -----------
                                                                                                              $61,000,000

       Subsequent to March 31, 1998, the Company repriced the borrowings on the Revolving Credit Agreement at 6.8875% effective through July 24, 1998.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                               -------------------


3.     Debt Agreements - Continued
       ---------------

       The Company has a construction loan commitment of $13.1 million with two commercial banks to fund the development of Crooked Creek ("Construction Loan"). The agreement requires monthly interest payments at a variable rate set at 150 basis points over LIBOR. The outstanding principal balance will be due June 30, 1999. The following summarizes the Company's borrowings on the Construction Loan as of March 31, 1998:

                                             Contract            Contract
                 Borrowings                  Start Date           End Date           Interest Rate              Amount
                 ----------                  ----------          ---------           -------------            -----------
         LIBOR contract                        3/12/98             4/09/98             7.1875%                 $2,262,216
         LIBOR contract                        3/10/98             4/09/98             7.1875%                  1,043,090
                                                                                                               ----------
                                                                                                               $3,305,306

       Subsequent to March 31, 1998, the Company repriced the borrowings on the Construction Loan at 7.1875% effective through August 6, 1998.

4.     Stock Purchase Loans
       --------------------

       On January 2, 1998, the Board of Directors approved three additional Stock Purchase Loans, each in the amount of $500,000, for three senior executive officers of the Company. On January 2, 1998, the officers purchased 126,984 shares of common stock at $11.81 per share using the loan proceeds.

       The terms of the loan provide for, among other things, an interest rate of 7.873% per year payable quarterly and an annual forgiveness feature of 5% of the original principal so long as the individual is employed by the Company. Additional annual forgiveness of up to another 5% may be forgiven if certain Company performance measures are met. The maximum forgiveness in any one year is 10%. If the individual terminates his employment, the loan is due and payable six months from the date of termination. However, in the event of change of control of the Company, any then outstanding principal and interest due shall be forgiven.

5.     Earnings Per Share
       ------------------

       In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", the Company has presented basic and diluted net income per share on the Consolidated Statement of Operations. The net income and weighted average shares used in the calculations are presented below:

                                                       March 31,      March 31,
                                                         1998           1997
                                                     -----------     ----------
       Earnings per common share (basic):
         Net income (loss) allocated
           to common shareholders
           (Numerator)                               $(2,168,113)    $2,895,023
                                                     ===========     ==========
         Weighted average shares
           (Denominator)                              36,615,474     25,420,444
                                                     ===========     ==========

       Earnings per common share (diluted):
         Net income (loss) allocated
           to common shareholders
           (Numerator)                               $(2,168,113)    $2,895,023
                                                     ===========     ==========
         Weighted average shares
           (Denominator)                              36,615,474     25,420,444
                                                     ===========     ==========

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                               -------------------


5.     Earnings Per Share - Continued
       ------------------

       Options, warrants, preferred stock and Units outstanding at March 31, 1998 and March 31, 1997 were not included in the computation of diluted earnings per share for the periods ended March 31, 1998 and 1997 because the effects of these securities were antidilutive in the computations.

6.     Note Payable
       ------------

       The Company issued 189,332 Shares in full satisfaction of a $2,130,000 note payable which was assumed in the third quarter of 1997 in conjunction with the acquisition of property.

7.     Subsequent Events
       -----------------

       On April 9, 1998, the Company acquired two multifamily apartment communities totaling 899 units located in Houston, Texas, for approximately $17.4 million. The Company paid cash of $1.4 million, assumed debt of $14.3 million and issued $1.7 million of Operating Partnership Units. The debt agreements require monthly principal and interest payments based on an interest rate of 8.51% along with monthly funding of real estate tax escrows.

       On April 29, 1998, the Company acquired three contiguous parcels of land totaling 12.6 acres located in Central South Carolina for approximately $571,000. Development plans for this site are in progress.

       On May 13, 1998, the Company sold a parcel of land located in Dallas, Texas, for approximately $2 million.

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

       The Company is a Real Estate Investment Trust ("REIT") whose operations consist primarily of the acquisition, renovation, rehabilitation, development and operation of apartment communities located in the Mid-Atlantic and Southeast regions of the United States, Florida and Texas. As of March 31, 1998, the Company owned 73 apartment communities consisting of 21,533 units. The Company has approximately 740 multifamily units under development and two parcels of land for future development. The Company has also contracted to acquire three additional development properties from an affiliate of the regional partner ("Questar Partner"). The Company also entered into a Development Acquisition Agreement with an affiliate of the Questar Partner which grants the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by affiliates of the Questar Partner which meet the Company's acquisition and development criteria.

       UPREIT Reorganization:
       ----------------------

       The Company reorganized as an Umbrella Partnership ("UPREIT") on May 1, 1995 when the Company contributed substantially all of its assets subject to all liabilities to BRI OP Limited Partnership ("Operating Partnership"). The Company, in its capacity as the Special Limited Partner and through its ownership of Berkshire Apartments, Inc. as General Partner, holds 80.58% of the Operating Partnership interests as of March 31, 1998. The purpose of becoming an UPREIT was to allow the Company to offer Units in the underlying Operating Partnership in exchange for assets from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's assets will defer the tax liability associated with the sale. This structure allows the Company to use Units instead of stock or cash to acquire properties, which provides an advantage over non-UPREIT entities.

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

       ---------

       In conjunction with the Advisor Transaction, additional Units, up to a total of $7.2 million in value, may be issued to the former Advisor during a six year period if certain share price benchmarks are achieved. As of March 31, 1998, 209,091 additional Units have been issued as a result of achieving the $11.00 and $12.00 share price benchmarks.

       Property Manager Transaction:
       -----------------------------

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

B.     Results of Operations:
       ----------------------

       The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and constant properties. The following analysis compares the results of operations for the three months ended March 31, 1998 and 1997.

       Net income for the period ending March 31, 1998 decreased by approximately $3.5 million when compared to the same period in 1997 primarily as a result of a gain of $6.4 million recorded on the sale of a residential asset in 1997 which exceeded the gains of $513,000 recorded on the sales of three retail assets in 1998.

       Income and Expenses:
       --------------------

       Rental income and property operating expenses, including repairs and maintenance and real estate taxes increased primarily due to increased weighted average apartment units. Rental revenues for the quarter ended March 31, 1998 increased $14.7 million or 60% over the prior year and property operating expenses increased $5.2 million or 52% for the same periods. Average apartment units increased 58% between 1997 and 1998.

       ----------------------

       Detail of the Company's apartment unit growth as of March 31 is set forth below:

                                                  1998              1997
                                                  ----              ----
           Apartments Units:
              Beginning of quarter                18,773            12,435
              Acquired                             2,760               345
              Sold                                    --              (348)
              Completed developments                  --                96
                                                  -------           ------
              End of quarter                      21,533            12,528
                                                  ------            ------

           Weighted average units                 19,876            12,549
           Percent increase over same quarter        58%               33%
             of prior year

       Management fees and reimbursements increased $618,000 due to revenue generated from third-party management contracts which were acquired on February 28, 1997 as a result of the Property Manager Transaction.

       Property management fees paid to an affiliate decreased in 1998 as a result of the Property Manager Transaction and sales of the retail assets in January, 1998.

       Property management operations increased $1.4 million as a result of the Property Manager Transaction on February 28, 1997 Three months of expenses were incurred in 1998 compared to one month in 1997. These costs were more than offset by the decrease in property management fees paid to an affiliate and the increase in management fees and reimbursements received from third-party management contracts.

       General and administrative expenses increased in 1998 compared to 1997 due to increased employee salaries, benefits, administrative and office related expenses incurred as a result of the Questar Transaction in November, 1997.

       Interest Expense
       ----------------

       Interest expense has increased because the Company has largely employed debt capital for acquisitions and development activities. The following is an analysis of weighted average debt outstanding and interest rates for the three months ended March 31 (dollars in thousands).

                                           1998              1997
                                           ----              ----
         Weighted Average
              Debt Outstanding
                  Fixed Rate             $379,597           $218,049
                  Variable Rate            76,788             81,628
                                         --------           --------

                  Total                  $456,385           $299,677
                                         ========           ========

         Weighted Average
               Interest Rates
                  Fixed Rate                 7.87%              7.71%
                  Variable Rate              6.85%              6.62%

       Weighted average fixed rate debt increased approximately $162 million primarily due to mortgages which were assumed with the acquisitions of apartment communities.

       Costs associated with Advisor Transaction were incurred in 1997 as the Company achieved the $11.00 share price benchmark and issued $1.2 million of Operating Partnership Units.

       Depreciation and amortization increased $7.5 million from 1997 to 1998 due to an increased property asset base. In addition, amortization of acquired workforce and intangible assets associated with the Advisor Transaction in 1996 and Property Manager Transaction in 1997 accounted for $2.7 million of the increase.

       ----------------------

       Gains on sales of assets decreased $5.9 million as the gain on the sale of a residential asset in 1997 exceeded the gains on the sales of the three retail assets sold in 1998. The carrying values of the Company's retail assets were adjusted in 1997 to reflect their estimated market values.

C.     Funds from Operations (FFO):
       ----------------------------

       Industry analysts generally consider Funds from Operations, FFO, to be an appropriate measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities; it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. However, FFO should not be considered by the reader as a substitute to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with net income as presented in the Consolidated Financial Statements and information presented elsewhere. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The methodology used by the Company when calculating FFO may differ from that of other equity REIT's and, therefore, may not be comparable to such other REIT's. In addition, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments. FFO per share is calculated using weighted average Shares and Operating Partnership Units for the periods presented as follows (dollars in thousands):

                                                              Three Months
                                                    -----------------------------------
                                                              Ended March 31,
                                                    -----------------------------------
                                                        1998                   1997
                                                    ------------             ----------
       Loss from operations before
         joint venture income (loss),
         gains on sales of assets
         and minority interest                      $(1,664,005)            $(2,501,728)
       Joint venture net operating
         income                                          75,565                 876,338
       Amortization of
         intangible assets                            3,258,049                 548,162
       Costs associated with
         Advisor Transaction                                 --               1,200,000
       Depreciation                                  12,449,700               7,664,208
       Income allocated to
         preferred shareholders                      (1,539,563)                     --
                                                    -----------             -----------

       Funds from Operations                        $12,579,746             $ 7,786,980
                                                    ===========             ===========

       FFO per share (basic and diluted)            $       .28             $       .26
                                                    ===========             ===========

       Weighted Average:
         Shares                                      36,615,474              25,420,444
         Units                                        8,020,816               4,810,885
                                                    -----------             -----------
                                                     44,636,290              30,231,329
                                                    ===========             ===========

       Cash flows provided by (used for):
         Operating activities                        14,473,524               4,416,077
         Investing activities                       (50,991,516)             17,330,599
         Financing activities                        37,955,533             (23,137,623)

       ----------------------

       Same-store Multifamily Communities
       ----------------------------------

       The Company defines same-store apartment communities as those assets that were owned and operated in each of the two most recent years. The Net Operating Income ("NOI") of the 35 communities aggregating 12,528 units which are considered same-store is summarized below (dollars in thousands).

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                     1998                   1997             % Change
                                                                     ----                   ----             --------
         Revenues                                                  $24,853                $23,103              7.58%
         Expenses                                                   10,259                  9,629              6.54%
                                                                   -------                -------
         Net operating income                                      $14,594                $13,474              8.31%
                                                                   =======                =======
         Average monthly rent per unit                                $689                   $608
         Average occupancy                                            96.8%                  94.5%

       NOI for the same-store communities increased 8.3% in the first quarter of 1998 compared to 1997. Growth in same-store multifamily revenues was 7.6% when compared to the prior year period. Rent increases accounted for 3% of the increase and the remaining revenue gain was generated from increased occupancy.

D.     Liquidity and Capital Resources:
       --------------------------------

       The Company's net cash with respect to investing activities decreased approximately $68.3 million in 1998 compared to 1997 primarily due to an increase in investment in multifamily properties of $71.5 million which was partially offset by an increase in distributions received from the sale of assets of approximately $3.7 million. The Company's net cash with respect to financing activities increased approximately $61.4 million in 1998 compared to 1997 due to advances of approximately $52.3 million under the credit agreements and construction loan in the first quarter of 1998.

       Until 1997, operations, debt financing and sales of assets have been the sources of liquidity employed by the Company. In 1997, the Company raised additional capital through a private placement of preferred stock and a public offering of common stock, the proceeds of which were used to acquire multifamily properties and to pay down variable rate debt. In addition, the Operating Partnership has issued Units for the acquisition of 37 multifamily communities. Through the use of Units for acquisitions, the Company has raised approximately $76.9 million of private equity since becoming an UPREIT. It is the Company's intention to continue to use Units as a form of currency to grow the asset base of the Company. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing, proceeds from asset sales and equity offerings have been used to finance the acquisition, renovation, rehabilitation and development of apartment communities.

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

       The Company has a policy to maintain leverage at or below 50% of reasonably estimated value of assets. By employing moderate leverage ratios, the Company expects it can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders.

       The Company conservatively manages both interest rate risk and maturity risk. Through the use of a swap, the Company has hedged interest rate risk on 62% of its outstanding variable rate debt as of March 31, 1998. Additionally, the Company has spread its maturities on long-term debt and has weighted average maturities of approximately 15.7 years.

       --------------------------------

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

E.     Business Conditions/Risks:
       --------------------------

       The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's same-store apartment communities, physical occupancy was 96.8% as of March 31, 1998 which generally represents current market occupancies. In addition, the Company has generated competitive rental rates at its properties. The Company expects to produce consistent performance from its real estate assets; however, no assurances can be made in this regard.

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

F.     Recently Issued Accounting Standards
       ------------------------------------

       Financial Accounting Standards Board Statement No. 129 ("FAS 129") "Disclosure of Information about Capital Structure" is effective for financial statements issued for periods ending after December 31, 1997. FAS 129 establishes standards for disclosure of information about securities, liquidation preference of preferred stock and redeemable stock. Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 31, 1997, although earlier application is permitted. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Financial Accounting Standards Board Statement No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information", establishes standards for disclosing measures for profit or loss and total assets for each reportable segment. FAS 131 is effective for fiscal years beginning after December 15, 1997. Financial Accounting Standards Board Statement No. 132 ("FAS 132") "Employers' Capital Disclosures about Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. FAS 132 establishes standards related to the disclosure requirements for pensions and other postretirement benefits.

       Effective March 19, 1998, the Company has adopted the Emerging Issues Task Force ruling 97-11 ("EITF 97-11"), entitled "Accounting for Real Estate Property Acquisitions". EITF 97-11 provides that real estate companies must begin to expense, as incurred, the internal costs of identifying and acquiring operating property.

       The Company does not believe that the implementation of FAS 129, FAS 130, FAS 131, FAS 132 or EITF 97-11 will have a material impact on the Company's financial statements.

G.     Forward-Looking Statements
       --------------------------

       The Company's Annual Report contains forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include the matters set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3, which was filed with the Securities and Exchange Commission on April 15, 1998 and which is incorporated herein by reference. Any statements contained in such filing shall be deemed to be superseded or modified for purposes of the Annual Report to the extent that a statement contained herein modifies or supersedes such statement. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                                ----------------




  Item 1.      Legal proceedings
               Response:  None

  Item 2.      Change in securities
               Response:  None

  Item 3.      Defaults upon senior securities
               Response:  None

  Item 4.      Submission of matters to a vote of security holders
               Response:  None

  Item 5.      Other information
               Response:  None

  Item 6.      Exhibits and reports on Form 8-K:

               Exhibits:
               27.1 Financial Data Schedule - March 31, 1998+

               27.2 Financial Data Schedule - March 31, 1997+


               99.1 Documents incorporated by reference-"Risk Factors" from the
                    Company's Registration Statement on Form S-3 which was filed with the SEC on April 15, 1998.+


      Reports on Form 8-K
      --------------------
      Date                       Event Reported             Financial Statements
      ----                       --------------             --------------------
      February 13, 1998          Property Disposition               No


      Reports on Form 8-K/A
      ----------------------
      Date                       Event Reported             Financial Statements
      ----                       --------------             --------------------
      March 31, 1998             Property Disposition               Yes


      + Filed herein.

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


                             Berkshire Realty Company, Inc.
                             ------------------------------
                                    (Registrant)



                             BY: /s/Marianne Pritchard
                                 ---------------------
                                 Marianne Pritchard, Executive Vice President
                                 and Chief Financial Officer of
                                 Berkshire Realty Company, Inc.



DATE:  May 15, 1998