Form 10-K/A
period 1997-12-31
BERKSHIRE REALTY CO INC /DE
filed 1998-05-26
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                 Amendment No. 2

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

                                EXPLANATORY NOTE

      On Tuesday March 31, 1998 at 15:57 EST Berkshire Realty Co. Inc. filed a Form 10-K with the Securities and Exchange Commission (SEC Accession No. 0001029869-98-000440). On Tuesday April 7, 1998 at 17:29 EST a Form 10-K/A was
filed (SEC Accession No. 0001029869-98-000477), the purpose of which was to file an additional exhibit. Subsequent to this amended filing an error in the initial filing was noticed on page F-38. The sole purpose of this Amendment No. 2 to Form 10-K is to correct that error.

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


/s/ Terrance R. Ahern             Director of Berkshire Realty Company, Inc.
---------------------------
    Terrance R. Ahern


/s/ Paul D. Kazilionis            Director of Berkshire Realty Company, Inc.
---------------------------
    Paul D. Kazilionis


/s/ Arthur P. Solomon             Director of Berkshire Realty Company, Inc.
---------------------------
    Arthur P. Solomon

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                December 31, 1997

                                                                  Costs
                                                               Capitalized
                                         Initial Cost         Subsequent to
                                        to Partnership         Acquisition
                                    ----------------------    -------------
                                               Buildings        Buildings
                                                  and             and
         Description                Land      Improvements    Improvements
         -----------                ----      ------------    ------------
  Residential
  -----------
  Diamond Ridge
  Baltimore, Maryland              476,124      4,285,111           2,596

  East Lake Village
  Charlotte, North Carolina        531,629      4,784,665       2,612,471

  The Estates
  Pikesville, Maryland           1,345,118     12,106,065           1,650

  Fairway Ridge
  Baltimore, Maryland              703,599      6,332,391          14,110

  Golfside
  Haltom City, Texas             1,444,530      6,988,219       1,070,982

  Harpers Mill
  Millersville, Maryland         1,225,560      6,842,645         605,007

  Hazelcrest
  Baltimore, Maryland              117,361      1,056,252           2,050

  Heraldry Square
  Baltimore, Maryland              999,268      8,993,412          29,904

  Highland Ridge,
  Nashville, Tennessee             720,695      6,486,261       1,482,031

  Hilltop
  Baltimore, Maryland              132,216      1,189,947             869

  Hunters Glen
  Plano, Texas                   1,465,565      8,655,738       1,654,024

  Huntington Brook
  Dallas, Texas                  2,263,094      9,819,628         229,757

  Huntington Chase
  Norcross, Georgia              1,423,792     17,862,948       2,009,459

  Huntington Downs
  Greenville, South Carolina       791,173     18,091,240       1,613,205

  Huntington Lakes
  Dallas, Texas                  2,781,562     15,315,785         236,182

  Huntington Ridge
  Irving, Texas                  1,517,733      8,057,870          45,825

  Indigo on Forest
  Dallas, Texas                 10,951,649     26,256,230       5,631,199