Form 10-Q
period 1998-06-30
BERKSHIRE REALTY CO INC /DE
filed 1998-08-14
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1998
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________



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

As of July 31, 1998 there were 36,706,165 shares of the registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ------

                                     ASSETS

                                                                     June 30,             December 31,
                                                                       1998                   1997
                                                                   ------------           -------------
                                                                   (Unaudited)
Real estate assets: (Note 3)
   Multifamily apartment complexes, net of
       accumulated depreciation                                    $853,610,199            $715,696,151
   Investments in unconsolidated joint ventures                          92,992              15,618,657
   Mortgage loan, net of purchase discounts                           2,350,489               2,323,285
   Land and construction-in-progress                                 17,532,990              15,185,969
   Land held for future development                                   5,447,998               5,818,105
   Retail centers held for sale, net of
       accumulated depreciation                                              --              14,404,782
                                                                   ------------            ------------
   Total real estate assets                                         879,034,668             769,046,949

Cash and cash equivalents                                            13,878,167               9,859,110
Mortgage-backed securities, net ("MBS")                               6,139,216               7,511,789
Note receivable                                                       7,500,000               7,500,000
Escrows                                                              17,545,983              15,088,587
Deferred charges and other assets                                    16,726,701              14,932,272
Workforce and other intangible assets,
       net of accumulated amortization                               15,965,127              22,481,224
                                                                   ------------            ------------
           Total assets                                            $956,789,862            $846,419,931
                                                                   ============            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Credit agreements (Note 4)                                       $159,345,000            $ 75,345,000
  Construction loan (Note 4)                                          7,750,770                 316,786
  Mortgage notes payable                                            324,646,475             305,465,004
  Tenant security deposits and prepaid rents                          6,576,746               4,888,022
  Accrued real estate taxes, insurance, other
       liabilities and accounts payable                              21,487,578              17,073,179
                                                                   ------------            ------------
           Total liabilities                                        519,806,569             403,087,991
                                                                   ------------            ------------

Minority interest in operating partnership                           87,756,831              75,137,066

Commitments and contingencies (Notes 1, 3, 8 and 9)

Shareholders' equity:
  Preferred stock ("Preferred Shares"),
       $0.01 par value; 60,000,000 shares
       authorized, 2,737,000 shares issued                               27,370                  27,370
  Common stock ("Shares"), $0.01 par value;
       140,000,000 Shares authorized and 37,252,211
       and 36,841,098 Shares issued, respectively                       372,521                 368,411
  Additional paid-in capital                                        381,747,944             394,838,797
  Accumulated deficit                                               (28,903,712)            (24,396,629)
  Loans receivable - officers (Note 5)                               (2,274,586)               (900,000)
  Less common stock in treasury, at cost
       (506,497 Shares)                                              (1,743,075)             (1,743,075)
                                                                   ------------            ------------
       Total shareholders' equity                                   349,226,462             368,194,874
                                                                   ------------            ------------
       Total liabilities and shareholders' equity                  $956,789,862            $846,419,931
                                                                   ============            ============

                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           For the Three Months                          For the Six Months
                                                               Ended June 30,                               Ended June 30,
                                                      ---------------------------------           ------------------------------
                                                         1998                  1997                  1998                 1997
                                                      -----------           -----------           -----------           --------
Revenue:
   Rental                                             $42,414,414           $25,153,592           $81,633,079           $49,708,611
   Interest from mortgage loan
       and note receivable                                298,659               127,350               593,458               168,503
   Interest income from MBS                               160,884               197,893               326,939               405,031
   Management fees and reimbursements                     939,450               934,938             1,891,254             1,268,404
   Other interest income                                  298,604               271,551               682,179               537,343
                                                      -----------           -----------           -----------           -----------
           Total revenue                               44,112,011            26,685,324            85,126,909            52,087,892
                                                      -----------           -----------           -----------           -----------

Expenses:
   Property operating                                   9,346,781             5,902,314            18,499,624            11,928,827
   Repairs and maintenance                              3,092,433             1,851,940             5,275,703             3,496,462
   Real estate taxes                                    4,260,836             2,372,599             8,111,839             4,718,371
   Property management fees to
       an affiliate                                         5,013                50,445                15,304               819,305
   Property management operations                       1,871,652             1,491,894             3,908,290             2,155,731
   General and administrative                           1,533,440             1,079,357             2,969,665             2,151,759
   State and corporate franchise taxes                     69,000                84,501               138,000               169,002
   Professional fees                                       82,963                58,598               257,623               104,998
   Interest (Note 4)                                    9,156,018             5,650,857            17,167,408            11,485,253
   Costs associated with
       advisor transaction                                     --                    --                    --             1,200,000
   Amortization of acquired
       workforce and intangible assets                  3,258,048               978,295             6,516,097             1,526,457
   Depreciation and amortization                       13,631,235             7,910,020            26,126,769            15,578,951
                                                      -----------           -----------           -----------           -----------
           Total expenses                              46,307,419            27,430,820            88,986,322            55,335,116
                                                      -----------           -----------           -----------           -----------

Loss from operations before joint
       venture income (loss), gains
       on sales of assets, minority
       interest and extraordinary items                (2,195,408)             (745,496)           (3,859,413)           (3,247,224)
Joint venture income (loss)                                80,506              (157,316)              132,454              (507,872)
Gains on sales of assets                                  874,515                71,423             1,387,247             6,503,463
Minority interest in
       Operating Partnership                              552,697               206,106             1,023,472              (478,627)
                                                      -----------           -----------           -----------           -----------
Income (loss) before
       extraordinary items                               (687,690)             (625,283)           (1,316,240)            2,269,740
Extraordinary items, net of
       minority interest                                  (94,613)                   --               (94,613)                   --
                                                      -----------           -----------            ----------           -----------
Net income (loss)                                        (782,303)             (625,283)           (1,410,853)            2,269,740
Income allocated to
       preferred shareholders                          (1,556,669)                   --            (3,096,232)                   --
                                                      -----------           -----------           -----------           -----------
Net income (loss) allocated
       to common shareholders                         $(2,338,972)          $  (625,283)          $(4,507,085)          $ 2,269,740
                                                      ===========           ===========           ===========           ===========

Earnings per common share (basic and diluted):
   Income (loss) before
       extraordinary item                             $      (.06)          $      (.02)          $      (.12)           $      .09
                                                      ===========           ===========           ===========            ==========
   Net income (loss) per
       common share                                   $      (.06)          $      (.02)          $      (.12)           $      .09
                                                      ===========           ===========           ===========            ==========
   Weighted average shares                             36,738,176            25,480,709            36,677,369            25,450,743
                                                      ===========           ===========           ===========            ==========


                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998
                                   (Unaudited)
                                 ---------------


                            Series 1997-A Convertible
                              Preferred Stock at par           Common Stock at par          Additional
                             ------------------------        -----------------------          Paid-in
                              Shares          Amount          Shares          Amount          Capital
                             --------        --------        --------        --------       -----------
Balance,
  December 31, 1997            2,737,000      $27,370        36,334,601       $368,411      $394,838,797

Net Loss                              --           --                --             --                --

Preferred dividends                   --           --                --             --                --

Stock issuance costs                  --           --                --             --          (276,042)

Conversion of Units
   to Common Shares                   --           --            92,157            921           959,281

Shares issued in
   satisfaction of note
   payable (Note 7)                   --           --           189,332          1,893         2,128,107

Stock purchase loans
   (Note 5)                           --           --           126,984          1,270         1,498,730

Stock purchase loans -
   forgiveness                        --           --                --             --                --

Exercise of stock
   warrants                           --           --             2,640             26            31,100

Common dividends                      --           --                --             --       (17,432,027)
                               ---------      -------        ----------       --------      ------------

Balance,
   June 30, 1998               2,737,000      $27,370        36,745,714       $372,521      $381,747,946
                               =========      =======        ==========       ========      ============





                                                 Loans          Treasury
                             Accumulated       Receivable-        Stock
                               Deficit          Officers         at cost            Total
                             -----------       ----------      -----------       ------------
Balance,
  December 31, 1997         $(24,396,629)       $ (900,000)     $(1,743,075)     $368,194,874

Net Loss                      (1,410,853)               --               --        (1,410,853)

Preferred dividends           (3,096,232)               --               --        (3,096,232)

Stock issuance costs                  --                --               --          (276,042)

Conversion of Units
   to Common Shares                   --                --               --           960,202

Shares issued in
   satisfaction of note
   payable (Note 7)                   --                --               --         2,130,000

Stock purchase loans
   (Note 5)                           --        (1,500,000)              --                --

Stock purchase loans -
   forgiveness                        --           125,414               --           125,414

Exercise of stock
   warrants                           --                --               --            31,126

Common dividends                      --                --               --       (17,432,027)
                            ------------       -----------      -----------      ------------

Balance,
   June 30, 1998            $(28,903,714)      $(2,274,586)     $(1,743,075)     $349,226,462
                            ============       ===========      ===========      ============

                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ---------------


                                                                                         For the Six Months
                                                                                             Ended June 30,
                                                                                    ----------------------------------
                                                                                        1998                   1997
                                                                                    -----------            -----------
Operating activities:

 Net income (loss)                                                                  $(1,410,853)           $ 2,269,740
 Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
         Depreciation and amortization                                               26,126,769             15,578,951
         Amortization of workforce and
           intangible assets                                                          6,516,097              1,526,457
         Costs associated with Advisor Transaction                                           --              1,200,000
         Joint venture (income) loss                                                   (132,454)               507,872
         Gains on sales of assets                                                    (1,387,247)            (6,503,463)
         Non-employee stock option plan                                                      --                 11,292
         Stock purchase loan forgiveness                                                125,414                 16,668
         Amortization of purchase discounts                                             (75,932)               (74,875)
         Minority interest in operating partnership                                  (1,023,472)               478,627
         Amortization of deferred financing costs                                       766,410                721,273
         Increase in operating escrows
           and other assets                                                          (1,574,580)              (129,498)
         Increase (decrease) in accrued real estate
           taxes, insurance, other liabilities and
           accounts payable                                                           6,544,399               (546,529)
         Increase in tenant security deposits,
           prepaid rents and escrows                                                  1,688,724                686,458
                                                                                    -----------            -----------

           Net cash provided by operating activities                                 36,163,275             15,742,973
                                                                                    -----------            -----------

Investing activities:

 Cost to acquire properties                                                         (85,471,045)            (1,218,197)
 Proceeds from sale of properties                                                    17,209,116             26,715,135
 Recurring capital expenditures                                                      (2,763,546)            (2,005,817)
 Rehabilitation and non-recurring
   capital expenditures                                                             (12,354,208)            (5,309,926)
 Land acquisition and construction in progress                                       (9,801,096)            (5,501,911)
 Distributions received from joint venture
   in excess of earnings                                                                774,151              1,327,252
 Distribution from sale of joint venture asset, net                                  14,883,968              7,980,345
 Contributions to joint venture                                                              --             (2,547,413)
 Principal collections on MBS                                                         1,380,861                889,906
 Principal collections on mortgage loans                                                 40,440                557,353
 Escrow established at acquisition of properties                                     (1,991,498)              (372,692)
 Cost to acquire workforce and other
   intangible assets                                                                         --               (559,239)
                                                                                    -----------            -----------
           Net cash provided by (used for)
             investing activities                                                   (78,092,857)            19,954,796
                                                                                    -----------            -----------

                                    Continued





                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 ---------------



                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                   -----------------------------------
                                                                                       1998                    1997
                                                                                   ------------           ------------
                                                                                    (Unaudited)            (Unaudited)
Financing activities:

 Advances under credit agreements                                                  $ 84,000,000           $         --
 Advances under construction loan                                                     7,433,984                     --
 Repayment on credit agreements                                                              --            (21,750,000)
 Proceeds from credit agreement                                                              --              3,000,000
 Payment on repurchase agreement                                                             --             (1,000,000)
 Payment of financing costs                                                          (1,591,119)              (252,641)
 Costs associated with issuance of stock                                               (276,042)                    --
 Dividends paid to preferred stockholders                                            (3,096,232)                    --
 Principal payments on mortgage notes payable                                        (1,967,692)              (987,839)
 Payoff of mortgage notes payable                                                   (17,433,697)                    --
 Proceeds from the exercise of stock warrants                                            31,126                  6,202
 Common dividends                                                                   (17,432,027)           (11,446,710)
 Distributions to minority interest                                                  (3,719,662)            (2,051,851)
                                                                                   ------------           ------------

    Net cash provided by (used for) financing
     activities                                                                      45,948,639            (34,482,839)
                                                                                   ------------           ------------

Net increase in cash and cash equivalents                                             4,019,057              1,214,930

Cash and cash equivalents, beginning of period                                        9,859,110              7,015,953
                                                                                   ------------           ------------

Cash and cash equivalents, end of period                                           $ 13,878,167           $  8,230,883
                                                                                   ============           ============


Supplemental cash flow disclosure:

 Cash paid for interest during period                                              $ 18,430,663           $ 12,058,662
                                                                                   ============           ============

 Interest capitalized during period                                                $    853,259           $    346,411
                                                                                   ============           ============


Supplemental disclosure of non-cash financing and investing activities:

       Property acquisitions                                                      $(142,394,383)          $(30,370,670)
       Debt assumed in property acquisitions                                         38,582,860             17,079,664
       Units issued for property acquisitions                                        18,340,478              3,842,046
       Joint venture distribution of property, net                                           --              8,230,763
                                                                                  -------------           ------------

       Cash to acquire property                                                   $ (85,471,045)          $ (1,218,197)
                                                                                  =============           ============

Conversion of Units to Shares                                                     $     960,202                     --
                                                                                  =============           ============

Shares issued in satisfaction of note payable                                     $   2,130,000                     --
                                                                                  =============           ============

Shares issued for stock purchase loans                                                1,500,000                     --
                                                                                  =============           ============

 Units issued for intangible assets acquired                                      $          --           $ 18,837,500
                                                                                  =============           ============

 Reclassification of construction in progress
   to multifamily apartment complexes                                             $   6,406,064           $  1,812,855
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

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 ---------------


1.    Organization
      ------------

      Berkshire Realty Company, Inc. (together with its subsidiaries and BRI OP Limited Partnership, the "Company") was formed on April 26, 1990 as an equity real estate investment trust ("REIT") and commenced operations on June 27, 1991. The Company has an infinite life, however the Company's Certificate of Incorporation, as amended, requires the Company's Board of Directors (the "Board") to prepare and submit on or before December 31, 1998, a Plan of Liquidation (the "Plan") to the shareholders, together with the Board's recommendation whether to adopt or reject the Plan. The Company has engaged two investment banking firms, Lazard Freres & Co. LLC and Lehman Brothers Inc., to assist the Company in the exploration and evaluation of strategic alternatives. These alternatives include (but are not limited to) potential sale or merger of the Company or the adoption of a Plan of Liquidation.


2.    Significant Accounting Policies
      -------------------------------

      These financial statements reflect the consolidated financial position, results of operations, changes in shareholders' equity and cash flows of the Company, using the historical cost of assets, liabilities and results of operations.

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

      In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

      The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 ---------------

3.    Multifamily and Retail Property
      -------------------------------

      As of June 30, 1998, the Company had investments in 76 apartment communities in eight states having 22,751 units.

      The following summarizes the carrying value of the Company's multifamily apartment complexes, retail centers and retail centers held for sale (in thousands):

                                                         June 30,                    December 31,
                                                          1998                           1997
                                                         --------                      --------
      Land                                               $140,988                      $108,593
      Buildings and improvements                          698,012                       625,748
      Appliances, carpeting and equipment                 146,583                       125,040
                                                         --------                      --------

      Total multifamily and retail property               985,583                       859,381
      Accumulated depreciation                           (138,379)                     (129,280)
                                                         --------                      --------
                                                         $847,204                      $730,101
                                                         ========                      ========

      Acquisitions
      ------------

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

      On February 4, and April 9, 1998, the Company acquired six apartment communities for approximately $81.2 million. The Company paid cash of approximately $58.9 million, issued $6.8 million of Operating Partnership Units and assumed debt of $14.3 million. The debt agreements require monthly principal and interest payments based on interest rates of 8.51% along with monthly funding of real estate tax escrows. The apartment communities acquired are summarized as follows:

                                                                        Number
          Property Name                 Location                       of Units
          -------------                 --------                       --------
          The Bluffs                    Austin, TX                         382
          Pinto Ridge                   Austin, TX                         238
          Carlyle Place                 San Antonio, TX                    184
          Yorktown                      Houston, TX                        563
          6200 Gessner                  Houston, TX                        659
          The Lodge                     Houston, TX                        240
                                                                         -----
                                                                         2,266
                                                                         =====

      On February 12, 1998, the Company acquired Olde Forge, a 144-unit townhome community located in Baltimore, Maryland, for $7.3 million. The Company assumed bond debt of approximately $5.8 million and issued $1.5 million of Operating Partnership Units. The debt agreement requires monthly principal and interest payments based on an all inclusive fixed interest rate of 7.055% along with monthly funding of real estate tax escrows.

      On February 26, 1998, the Company acquired Seven Winds Apartments, a 232-unit garden style apartment community located in Tamarac, Florida, for $9.6 million. The Company paid cash of $7.8 million and issued $1.8 million of Operating Partnership Units.

      On March 14, 1998, the Company acquired Lynn Lake Apartments, an 809-unit apartment property located in St. Petersburg, Florida which consists of 688 garden-style


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 ---------------


3.    Multifamily and Retail Property - Continued
      -------------------------------
      apartments and 121 townhomes, for $23.0 million. The Company paid cash of $2.4 million, assumed tax-exempt bond debt of $14.4 million and issued $6.2 million of Operating Partnership Units. One of the bond agreements requires monthly principal and interest payments based on a fixed interest rate of 7.0% along with monthly funding of real estate tax escrows. The other bond agreement requires interest only payments at an all inclusive variable rate of 5.303% as of June 30, 1998.

      On June 18, 1998, the Company acquired Oaks of Marymount, a 319 unit apartment community located in San Antonio, Texas, for $11.4 million in cash.

      Development
      -----------

      In the fourth quarter of 1996, the Company began construction of Berkshires at Crooked Creek, a 296-unit apartment community in Durham, North Carolina. The project is currently estimated to cost approximately $20.2 million. As of June 30, 1998, the project has incurred $16.9 million of construction costs and 112 units have been completed and transferred to multifamily apartment communities on the Consolidated Balance Sheet as of June 30, 1998.

      In December, 1997, the Company purchased a 60 acre parcel of land in Atlanta, Georgia for approximately $5.8 million for the development of Berkshires at Deerfield, a 478 unit apartment community. Construction is expected to begin in the third quarter of 1998.

      On April 29, 1998, the Company acquired 12.6 acres located near Clemson, South Carolina for approximately $571,000. Construction of Berkshire Commons, a 177 unit student housing development, is expected to begin in the third quarter of 1998 on this site.

      The Company also owns two other parcels of land located in Greenville, South Carolina. Development plans are under consideration for these sites.

      The Company is obligated, upon satisfaction of certain conditions, to acquire three additional newly-developed properties totaling 669 units for an approximate value of $67 million from an affiliate of an officer of the Company. The properties were in various stages of development as of June 30, 1998 and are expected to be acquired between the fourth quarter of 1998 and the fourth quarter of 1999.

      Dispositions
      ------------

      On January 5, 1998, the Company sold Tara Crossing, a 235,781 square foot retail center located in Jonesboro, Georgia, for approximately $9.5 million. The property had a depreciated cost basis of approximately $9.2 million which, after closing costs, resulted in a loss on sale of approximately $9,000.

      On January 30, 1998, the Company sold College Plaza, an 83,962 square foot retail center in Fort Myers, Florida, for approximately $6 million. The property had a depreciated cost basis of approximately $5.2 million which, after closing costs, resulted in a gain on sale of approximately $522,000. Also on January 30, 1998, the Company and its joint venture partner sold Spring Valley Marketplace, a 320,686 square foot retail center located in Spring Valley, New York, for approximately $29.6 million. The Company's share of the gain on the sale totaled approximately $50,000.

      On May 13, 1998, the Company sold a parcel of land located in Dallas, Texas, for approximately $2 million which resulted in a gain of approximately $564,000.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 ---------------


4.    Debt Agreements
      ---------------

      As of June 30, 1998, the Company had three lines of credit to provide for future acquisitions, development and general business obligations.

      The following summarizes the Company's borrowings on the Master Credit Facility with the Federal National Mortgage Association as of June 30, 1998:

                                              Contract            Contract
                 Borrowings                  Start Date           End Date         Interest Rate                Amount
                 ----------                  ----------           --------         -------------              -----------
         Fixed                                11/22/95             11/20/05            6.997%                 $50,000,000
         Fixed                                 9/20/96              9/20/03            7.540%                  13,345,000
                                                                                                              -----------
                                                                                                              $63,345,000
                                                                                                              ===========

      On August 7, 1998, the Company terminated the $36,655,000 variable portion of the Master Credit Facility. As a result, six multifamily assets were released from the collateral pool and one multifamily asset was added to the collateral pool. Following the termination, eight multifamily assets remain as collateral for the fixed borrowings on the Master Credit Facility.

      On January 30, 1998, the Company obtained a $130 million unsecured revolving line of credit with a group of participating commercial banks, generally at interest rates which range between 120 and 130 basis points over LIBOR ("Revolving Credit Agreement"). The Revolving Credit Agreement replaced the existing Credit Agreement. The following summarizes the Company's borrowings on the Revolving Credit Agreement as of June 30, 1998:

                                            Contract              Contract
                 Borrowings                Start Date             End Date         Interest Rate                Amount
                 ----------                ----------             --------         -------------              -----------
         LIBOR contract                     6/15/98               8/14/98              6.8530%                $12,000,000
         LIBOR contract                     6/30/98               7/24/98              6.9250%                 18,000,000
         LIBOR contract                     5/14/98               8/14/98              6.8875%                  5,000,000
         LIBOR contract                     4/24/98               7/24/98              6.8875%                 61,000,000
                                                                                                              -----------
                                                                                                              $96,000,000
                                                                                                              ===========

      Subsequent to June 30, 1998, the Company repriced the borrowings on the Revolving Credit Agreement which had contract end dates of July 24, 1998 at 6.925% effective through September 8, 1998. In addition, on August 7, 1998, the commitment on the Company's unsecured Credit Agreement was increased by its banks from $130 million to $180 million.

      The Company has a construction loan commitment of $13.1 million with two commercial banks to fund the development of Crooked Creek ("Construction Loan"). The agreement requires monthly interest payments at a variable rate set at 150 basis points over LIBOR. The outstanding principal balance will be due June 30, 1999. The following summarizes the Company's borrowings on the Construction Loan as of June 30, 1998:

                                            Contract              Contract
                 Borrowings                Start Date             End Date         Interest Rate                Amount
                 ----------                ----------             --------         -------------               ----------
         LIBOR contract                     5/11/98               8/06/98              7.1875%                 $4,907,574
         LIBOR contract                     6/12/98               8/11/98              7.1563%                  1,420,382
         LIBOR contract                     5/08/98               8/06/98              7.1875%                  1,422,814
                                                                                                               ----------
                                                                                                               $7,750,770
                                                                                                               ==========

      Subsequent to June 30, 1998, the Company repriced the borrowings on the Construction Loan at 7.1875% through October 30, 1998.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                 ---------------


5.    Stock Purchase Loans
      --------------------

      On January 2, 1998, the Board of Directors approved three Stock Purchase Loans, each in the amount of $500,000, for three executive officers of the Company. On January 2, 1998, the officers purchased 126,984 aggregate shares of common stock at $11.81 per share using the loan proceeds.

      The terms of the loans provide for, among other things, interest rates ranging from 7.8% to 7.873% per year payable quarterly and an annual forgiveness feature of 5% of the original principal so long as the individual is employed by the Company. Additional annual forgiveness of up to another 5% may be recognized if certain Company performance measures are met. The maximum forgiveness in any one year is 10%. If the individuals terminate their employment, the outstanding balance of the loans is due and payable six months from the date of termination. However, in the event of a change of control, as defined, any then outstanding principal and interest due will be forgiven.

6.    Earnings Per Share
      ------------------

      In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", the Company has presented basic and diluted net income per share on the Consolidated Statement of Operations. The net income and weighted average shares used in the calculations are presented below:

                                                                                   Six Months Ended
                                                                            -----------------------------------
                                                                             June 30,                June 30,
                                                                               1998                    1997
                                                                            -----------             -----------
       Earnings per common share (basic and diluted):
         Net income (loss) allocated to
           common shareholders (Numerator)                                  $(4,507,085)            $ 2,269,740
                                                                            ===========             ===========

         Weighted average shares (Denominator)                               36,677,369              25,450,743
                                                                            ===========             ===========


      Options, warrants, preferred stock and Operating Partnership Units outstanding at June 30, 1998 and June 30, 1997 were not included in the computation of diluted earnings per share for the periods ended June 30, 1998 and 1997 because the effects of these securities were antidilutive in the computations.

7.    Note Payable
      ------------

      The Company issued 189,332 shares of common stock in full satisfaction of a $2,130,000 note payable which was assumed in the third quarter of 1997 in conjunction with the acquisition of certain properties.

8.    Subsequent Events
      -----------------

      On July 8, 1998, the Company acquired four multifamily apartment communities totaling 1,076 units located in Atlanta, Georgia, for $59.2 million. On August 6, 1998, the Company declared a quarterly dividend of $.2425 per share payable on November 15, 1998 to shareholders of record on November 1, 1998.

9.    Pro-Forma Results (Unaudited)
      -----------------------------

      The following unaudited pro-forma operating results for the Company have been prepared as if the 1998 and 1997 property acquisitions, dispositions and equity offerings had occurred on January 1, 1997. Unaudited pro-forma financial information is presented for informational purposes only and may not be indicative of what the actual results of


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                 ---------------


9.    Pro-Forma Results (Unaudited) - Continued
      -----------------------------

      operations of the Company would have been had the events occurred as of January 1, 1997, nor does it purport to represent the results of operations for future periods. (Dollars in thousands except per Share amounts).

                                                              For the Six Months Ended
                                                            --------------------------------
                                                            June 30,                June 30,
                                                              1998                    1997
                                                            --------                --------
       Revenue                                              $ 90,630                $ 86,057
                                                            ========                ========
       Expenses including depreciation                      $ 96,668                $ 93,919
                                                            ========                ========
       Net loss allocated to common shareholders            $ (6,038)               $ (7,862)
                                                            ========                ========
       Net loss per weighted average share                     $(.16)                  $(.21)
                                                               =====                   =====

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ------ RESULTS OF OPERATIONS

A.    Overview:
      ---------

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997. Capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the Notes to the Consolidated Financial Statements.

      The Company is a real estate investment trust ("REIT") whose operations consist primarily of the acquisition, renovation, rehabilitation, development and operation of apartment communities located in Florida, Texas, the Mid-Atlantic and Southeast regions of the United States. As of June 30, 1998, the Company owned 76 apartment communities consisting of 22,863 units. The Company has planned or begun construction on approximately 951 multifamily units and owns two parcels of land for future development. The Company has also contracted to acquire three additional newly-developed properties from an affiliate of the regional partner ("Questar Partner") representing another 669 apartment homes. The Company also entered into a Development Acquisition Agreement with an affiliate of the Questar Partner which grants the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by affiliates of the Questar Partner which meet the Company's acquisition and development criteria.

      Company Strategy:
      -----------------

      The Company has engaged two investment banking firms to assist in the exploration and evaluation of strategic alternatives. These alternatives include the potential sale or merger of the Company and adopting a Plan of Liquidation (the "Plan"). Since the organization of the Company in 1990, the Company's Certificate of Incorporation, as amended, has required the Board of Directors to submit a Plan of Liquidation to the stockholders prior to the end of 1998, together with the Board's recommendation whether to adopt or reject the Plan. In connection with the retention of these advisors, the Company also adopted and amended severance and retention programs designed to encourage the continued employment of key personnel during the exploration and evaluation of these alternatives.

      UPREIT Reorganization:
      ----------------------

      The Company reorganized as an Umbrella Partnership ("UPREIT") on May 1, 1995 when the Company contributed substantially all of its assets subject to all liabilities to BRI OP Limited Partnership ("Operating Partnership"). The Company, in its capacity as the Special Limited Partner and through its ownership of Berkshire Apartments, Inc. as General Partner, holds 80.43% of the Operating Partnership interests as of June 30, 1998. The purpose of becoming an UPREIT was to allow the Company to offer Operating Partnership Units ("Units") in the underlying Operating Partnership in exchange for assets from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's assets will defer the tax liability associated with the sale. This structure allows the Company to use Units instead of stock or cash to acquire properties, which provides an advantage over non-UPREIT entities.

      Advisor Transaction:
      --------------------

      Until early 1996, the Company was advised by Berkshire Realty Advisors ("Advisor"), an affiliate of certain directors and officers of the Company. The Board of Directors determined that it was in the best interest of the shareholders to become self-advised.

      ---------

      Therefore, on February 28, 1996, the Board, acting on the recommendation of a Special Committee comprised of the independent members of the Board ("Independent Directors"), approved the acquisition, via contribution of the workforce and other assets of the Advisor, in exchange for 1.3 million Units which were valued at $13 million (the "Advisor Transaction"). The acquisition price together with related costs, was recorded as an intangible asset associated with the workforce acquired. The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a self-administered REIT.

      In conjunction with the Advisor Transaction, additional Units, up to a total of $7.2 million in value, may be issued to the former Advisor during a six year period if certain share price benchmarks are achieved. As of June 30, 1998, 209,091 additional Units have been issued as a result of achieving the $11.00 and $12.00 share price benchmarks. The value of the issued Units was recorded on the consolidated statements of operations as additional costs associated with the Advisor Transaction.

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

      On the date of the transaction, the Property Manager managed 57 apartment communities, including 35 assets then owned by the Company, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company no longer pays management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company receives management fees and reimbursements of certain expenses associated with 22 third-party management contracts primarily with partnerships affiliated with certain directors and officers of the Company.

      The value of the Units issued has been recorded on the balance sheet as an intangible asset associated with the acquisition of a workforce and third-party property management contracts.

B.    Results of Operations:
      ----------------------

      The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and constant properties. The following analysis compares the results of operations for the three and six month periods ended June 30, 1998 and 1997.

      Net income for the three months ended June 30, 1998 remained stable when compared to the same period in 1997. Net income for the six months ended June 30, 1998 decreased by approximately $3.7 million when compared to the same period in 1997 primarily as a result of a decrease in minority interest expense of $1.5 million in 1998, and a gain of $6.5 million recorded on the sale of a multifamily asset in 1997 which exceeded the gains of $1.4 million recorded on the sales of three retail assets and one parcel of land in 1998.

      Income and Expenses:
      --------------------

      Rental income and property operating expenses, including repairs and maintenance and real estate taxes increased for the three and six month periods ended June 30, 1998 primarily due to increased weighted average apartment units. Rental revenues for the six months ended June 30, 1998 increased $31.9 million or 64% over the prior year and property operating expenses increased $11.7 million or 58% for the same periods. Average apartment units increased 69% for the six month period ended June 30, 1998 over the prior year.

      ----------------------

      Detail of the Company's apartment unit growth for the six months ended June 30 is set forth below:

                                                                               1998                         1997
                                                                              ------                       ------
           Apartments Units:
              Beginning of period                                             18,773                       12,435
              Acquired                                                         3,978                          713
              Sold                                                                --                         (348)
              Completed developments                                             112                           96
                                                                              ------                       ------
              End of period                                                   22,863                       12,896
                                                                              =======                      ======

           Weighted average apartment units                                   21,314                       12,638
             for period
           Percent increase over same period                                     69%                          28%
             of prior year

      Management fees and reimbursements remained stable for the three months ended June 30, 1998 when compared to the same period in 1997 but increased $623,000 for the six month period ended June 30, 1998 compared to the same period in 1997 because revenue generated from third-party management contracts is reflected for only four months in 1997 beginning with the acquisition of the Property Manager on February 28, 1997.

      Property management fees paid to an affiliate decreased for the three and six month periods ended June 30, 1998 compared to the same periods in 1997 as a result of the Property Manager Transaction and sales of the retail assets in January, 1998.

      Property management operations increased $380,000 for the three months ended June 30, 1998 and $1.8 million for the six month period ended June 30, 1998 compared to the same periods in 1997 as a result of increased weighted average apartment units and the Property Manager Transaction on February 28, 1997. Six months of expenses were incurred in 1998 compared to four months in 1997. These costs were offset by the decrease in property management fees paid to an affiliate and the increase in management fees and reimbursements received from third-party management contracts.

      General and administrative expenses increased for the three and six month periods ended June 30, 1998 compared to the same periods in 1997 primarily due to increased employee salaries, benefits, administrative and office related expenses incurred as a result of the acquisition of the Questar Partner in November, 1997.

      Interest Expense
      ----------------

      Interest expense has increased for the three and six months periods ended June 30, 1998 compared to the same periods in 1997 primarily from increased average borrowings. The following is an analysis of weighted average debt outstanding and interest rates for the three and six months ended June 30 (dollars in thousands).

                                                          Six Months Ended                             Three Months Ended
                                                                 June 30,                                      June 30,
                                                     -------------------------------               -------------------------------
                                                       1998                   1997                   1998                   1997
                                                     --------               --------               --------               --------
         Weighted Average
              Debt Outstanding
                  Fixed Rate                         $380,928               $219,415               $391,239               $220,764
                  Variable Rate                        69,943                 76,032                 78,404                 69,600
                                                     --------               --------               --------               --------
                    Total                            $450,871               $295,447               $469,643               $290,364
                                                     ========               ========               ========               ========

         Weighted Average
               Interest Rates
                  Fixed Rate                             7.72%                  7.74%                  7.66%                  7.70%
                  Variable Rate                          6.80%                  6.62%                  6.81%                  6.62%

      Weighted average fixed rate debt increased approximately $162 million for the six months ended June 30, 1998 compared to the same period in 1997 primarily due to mortgages which were assumed with the acquisitions of apartment communities.

      ----------------------

      Costs associated with Advisor Transaction were incurred in 1997 as the Company achieved the $11.00 share price benchmark and issued $1.2 million of Operating Partnership Units.

      Depreciation and amortization increased for the three and six month periods ended June 30, 1998 compared to the same periods in 1997 due to an increased property asset base.

      Amortization of acquired workforce and intangible assets associated with the Advisor Transaction in 1996 and Property Manager Transaction in 1997 increased $2.8 million for the three month period ended June 30, 1998 and $4.6 million for the six month period ended June 30, 1998 compared to the same periods in 1997.

      Gains on sales of assets increased $803,000 for the three month period ended June 30, 1998 primarily due to the sale of one parcel of land in May, 1998 and decreased $5.1 million for the six month period ended June 30, 1998 compared to the same period in 1997 as the gain on the sale of a multifamily asset in 1997 exceeded the gains on the sales of three retail assets and one parcel of land sold in 1998. The carrying values of the Company's retail assets were adjusted in 1997 to reflect their estimated market values.

      Extraordinary items represent costs associated with the retirement of debt.

C.    Funds from Operations (FFO):
      ----------------------------

      Industry analysts generally consider Funds from Operations, FFO, to be an appropriate measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. However, FFO should not be considered by the reader as a substitute to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with net income as presented in the Consolidated Financial Statements and information presented elsewhere. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The methodology used by the Company when calculating FFO may differ from that of other equity REIT's and, therefore, may not be comparable to such other REIT's. In addition, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments. FFO per share is calculated using weighted average Shares and Operating Partnership Units for the periods presented as follows:

                                                     Three Months Ended June 30,                 Six Months Ended June 30,
                                                    -------------------------------              --------------------------------
                                                       1998                 1997                   1998                 1997
                                                    -----------          ----------              -----------          -----------
       Loss from operations before
         joint venture income (loss),
         gains on sales of assets,
         minority interest and
         extraordinary items                        $(2,195,408)         $ (745,496)             $(3,859,413)         $(3,247,224)
       Joint venture net operating
         income                                           6,452             532,478                   82,018            1,408,817
       Amortization of
         intangible assets                            3,258,048             978,295                6,516,097            1,526,457
       Costs associated with
         Advisor Transaction                                 --                  --                       --            1,200,000
       Depreciation                                  13,555,484           7,897,865               26,005,184           15,562,072
       Income allocated to
         preferred shareholders                      (1,556,669)                 --               (3,096,232)                  --
                                                    -----------         -----------              -----------          -----------
       Funds from Operations (basic)                $13,067,907         $ 8,663,142              $25,647,654          $16,450,122
                                                    ===========         ===========              ===========          ===========

      ----------------------

                                                     Three Months Ended June 30,                 Six Months Ended June 30,
                                                     -------------------------------            --------------------------------
                                                        1998                 1997                   1998                 1997
                                                    -----------          -----------            -----------          -----------
      Weighted Average (basic):
         Shares                                      36,738,176           25,480,709             36,677,369           25,450,743
         Units                                        8,932,804            6,004,702              8,479,125            5,401,699
                                                    -----------          -----------            -----------          -----------
                                                     45,670,980           31,485,411             45,156,494           30,852,442
                                                    ===========          ===========            ===========          ===========

      Funds from Operations (diluted)
         (Note 1)                                   $14,624,577          $ 8,663,142            $28,743,886          $16,450,122
                                                    ===========          ===========            ===========          ===========

      Weighted Average (diluted)
         (Note 1):
           Shares                                    42,560,863           25,480,709             42,497,417           25,502,488
           Units                                      9,641,142            6,154,702              9,181,993            5,551,699
                                                    -----------          -----------            -----------          -----------
                                                     52,202,005           31,635,411             51,679,410           31,054,187
                                                    ===========          ===========            ===========          ===========

      Cash flows provided by (used for):
         Operating activities                        21,689,751           11,326,896             36,163,275           15,742,973
         Investing activities                       (27,101,341)           2,624,197            (78,092,857)          19,954,796
         Financing activities                         7,993,106          (11,345,216)            45,948,639          (34,482,839)

      Note 1 - Funds from Operations (diluted) and weighted average shares/units (diluted) assume the conversion of preferred stock, stock options and warrants into common shares and the issuance of deferred Operating Partnership Units.

      Same-store Multifamily Communities
      ----------------------------------

      The Company defines same-store apartment communities as those assets that were owned and operated in each of the two most recent years. The Net Operating Income ("NOI") of the 35 communities aggregating 12,528 units which are considered same-store is summarized below (dollars in thousands).

                                          Three Months Ended June 30,                       Six Months Ended June 30,
                                      ---------------------------------------         ---------------------------------------
                                        1998            1997          % Change         1998             1997          % Change
                                      --------        -------         -------         -------          -------        --------
         Revenues                     $24,950         $23,772           5.0%          $49,804          $46,875           6.3%
         Expenses                       9,078           9,715          (6.6)%          19,338           19,344            .0%
                                      --------        -------                         -------          -------
           Net operating income       $15,872         $14,057          12.9%          $30,466          $27,531          10.7%
                                      ========        =======                         =======          =======
         Average monthly rent            $693            $671                            $690             $668
           per unit
         Average physical               95.1%           93.8%                           95.2%            93.0%
           Occupancy

      NOI for the same-store communities increased 12.9% for the three months ended June 30, 1998 compared to the same period in 1997. Growth in same-store multifamily revenues was 5.0% for the three months ended June 30, 1998 compared to the prior year period. Rent increases accounted for 3.3% of the increase and the remaining revenue gain was generated from increased occupancy.

D.    Liquidity and Capital Resources:

      The Company's net cash with respect to investing activities decreased approximately $98.0 million for the six month period ended June 30, 1998 compared to the same period in 1997 primarily due to an increase in investment in multifamily properties, including acquisitions, capital expenditures and development, of $96.4 million. The Company's net cash with respect to financing activities increased approximately $80.4 million for the six month period ended June 30, 1998 compared to the same period in 1997 due to advances of approximately $91.4 million under the credit agreements and construction loan which were partially offset by increased dividends and distributions of $10.8 million.

      --------------------------------

      The Company has employed operations, debt financing, sales of assets, issuance of Units and issuance of preferred and common stock as the sources of liquidity. In 1997, the Company raised additional capital through a private placement of preferred stock and a public offering of common stock, the proceeds of which were used to acquire multifamily properties and to pay down variable rate debt. In addition, since 1995, the Company has issued Units for the acquisition of 39 multifamily communities and has raised approximately $78.6 million of private equity. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing, proceeds from asset sales and equity offerings have been used to finance the acquisition, renovation, rehabilitation and development of apartment communities.

      In each of the previous three years, the Company has paid between 84% and 88% of FFO in dividends, retaining the rest for recurring capital expenditures and working capital. The Company expects to increase both FFO and dividends in the future but will strive to gradually reduce the payout ratio so as to utilize some internally generated funds for growth. On August 6, 1998, the Board approved a dividend of $.2425 per share payable on November 15, 1998 to the shareholders of record on November 1, 1998.

      The Company has a policy to maintain leverage at or below 50% of the reasonably estimated value of assets. By employing moderate leverage ratios, the Company expects it can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders.

      The Company conservatively manages both interest rate risk and maturity risk. Through the use of a swap, the Company has hedged interest rate risk on 34% of its outstanding variable rate debt as of June 30, 1998. Additionally, the Company has spread its maturities on long-term debt and has weighted average maturities of approximately 14.5 years.

      The Company will utilize equity capital, whether publicly or privately raised, when the Company identifies the opportunities to invest the proceeds in assets that the Company expects would increase shareholder returns.

      The Company has adequate sources of liquidity to meet its current cash flow requirements, including dividends and debt service. The Company currently has sufficient unadvanced commitments under credit facilities to fund ongoing renovation, rehabilitation and development activities.

E.    Business Conditions/Risks:
      --------------------------

      The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's same-store apartment communities, physical occupancy was 95.1% as of June 30, 1998 which generally represents current market occupancies. In addition, the Company has generated competitive rental rates at its properties. The Company expects to produce consistent performance from its real estate assets; however, no assurances can be made in this regard.

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

      The Company has conducted an assessment of its core internal and external computer information systems and has taken the further necessary steps to understand the nature and extent of the work required to make its systems, in those situations in which the Company is required to do so, Year 2000 compliant. The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

      --------------------------

      In this regard, the Company, with certain affiliates of a director, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The Company completed the testing and conversion of the financial accounting and property operating systems in February, 1998. As a result, the Company has generated operating efficiencies and has remedied the programming issues associated with the Year 2000. The Company incurred hardware costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. The Company's share of the cost of the systems conversion was approximately $600,000 and has been capitalized and is being amortized over five years. The Company is in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 compliant. No estimate can be made at this time as to the impact of the readiness of such third parties.

      The Company is also involved in certain legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position.

F.    Recently Issued Accounting Standards
      ------------------------------------

      Financial Accounting Standards Board Statement No. 129 ("FAS 129") "Disclosure of Information about Capital Structure" is effective for financial statements issued for periods ending after December 31, 1997. FAS 129 establishes standards for disclosure of information about securities, liquidation preference of preferred stock and redeemable stock. Financial Accounting Standards Board Statement No. 130 ("FAS 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 31, 1997, although earlier application is permitted. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosures about Segments of an Enterprise and Related Information" establishes standards for disclosing measures for profit or loss and total assets for each reportable segment. FAS 131 is effective for fiscal years beginning after December 15, 1997. Financial Accounting Standards Board Statement No. 132 ("FAS 132") "Employers' Capital Disclosures about Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. FAS 132 establishes standards related to the disclosure requirements for pensions and other postretirement benefits. Financial Accounting Standards Board Statement No. 133 ("FAS 133") "Accounting for Derivatives" is effective for fiscal years beginning after December 15, 1997. FAS 133 establishes standards related to the accounting and disclosure requirements of derivative financial instruments. Statement of Position 97-1 ("SOP 97-1") "Accounting by Participating Mortgage Loan Borrowers" is effective for fiscal years beginning after June 30, 1998. SOP 97-1 establishes standards related to the accounting and disclosure requirements of participating mortgage loans by borrowers.

      Effective March 19, 1998, the Company has adopted the Emerging Issues Task Force ruling 97-11 ("EITF 97-11") entitled "Accounting for Real Estate Property Acquisitions". EITF 97-11 provides that real estate companies must expense, as incurred, the internal costs of identifying and acquiring operating property.

      The Company does not believe that the implementation of FAS 129, FAS 130, FAS 131, FAS 132, FAS 133, SOP 97-1 or EITF 97-11 will have a material impact on the Company's financial statements.

G.    Forward-Looking Statements
      --------------------------

      The Company's Annual Report and this Form 10-Q contain forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include the matters set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3, which was filed with the Securities and Exchange Commission on

      --------------------------
      April 15, 1998 and which is incorporated herein by reference. Any statements contained in such filing shall be deemed to be superseded or modified for purposes of the Annual Report to the extent that a statement contained herein modifies or supersedes such statement. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                                   ---------


Item 1.      Legal proceedings
             Response:  None

Item 2.      Change in securities
             Response:  None

Item 3.      Defaults upon senior securities
             Response:  None

Item 4.      Submission of matters to a vote of security holders
             Response:
             a) Annual Meeting, May 21, 1998
             b) N/A
             c) Election of Three Directors:
                  Terrance R. Ahern - Votes cast for 35,973,416, Votes
                    withheld 325,498
                  E. Robert Roskind - Votes cast for 36,092,082, Votes
                    withheld 206,839
                  Arthur P. Solomon - Votes cast for 36,084,720, Votes
                    withheld 214,200
                Approval of the Company's Amended and Restated Stock Option
                  Plan - Votes cast for 31,072,111, Votes against 4,485,260, Votes abstained 741,514
             d) N/A

Item 5.      Other information
             Response:  Proxy deadlines for shareholder proposals +

Item 6.      Exhibits and reports on Form 8-K:
             Exhibits:
             27.1 Financial Data Schedule - June 30, 1998 +
             27.2 Financial Data Schedule - June 30, 1997 +
             99.1 Documents incorporated by reference - "Risk Factors" from the
                  Company's Registration Statement on Form S-3 which was filed with the SEC on April 15, 1998 +


             Reports on Form 8-K
             -------------------
             Date                         Event Reported                       Financial Statements
             ----                         --------------                       --------------------
             May 26, 1998                 Engagement of two investment                    No
                                          banking firms related to the
                                          evaluation of strategic
                                          alternatives


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


                               Berkshire Realty Company, Inc.
                               ------------------------------
                                      (Registrant)



                               BY: /s/Marianne Pritchard
                                   ---------------------------------------------
                                   Marianne Pritchard, Executive Vice President
                                   and Chief Financial Officer of
                                   Berkshire Realty Company, Inc.



      DATE: August 14, 1998