Form 10-Q
period 1998-09-30
BERKSHIRE REALTY CO INC /DE
filed 1998-11-17
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                September 30, 1998
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------


                Commission file number         1-10660
                                       ----------------------------------------

                         Berkshire Realty Company, Inc.
-------------------------------------------------------------------------------

           Delaware                                       04-3086485
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS employer
incorporation or organization)                         identification no.)

470 Atlantic Avenue, Boston, Massachusetts               02210
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (617) 423-2233
-------------------------------------------------------------------------------
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

As of October 31, 1998 there were 36,711,488 shares of the registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 -------------

                                     ASSETS
                                                                                  September 30,            December 31,
                                                                                      1998                      1997
                                                                                 --------------            ------------
                                                                                   (Unaudited)
Real estate assets: (Note 3)
   Multifamily apartment complexes, net of
       accumulated depreciation                                                    $920,895,134            $715,696,151
   Investments in unconsolidated joint ventures                                          92,992              15,618,657
   Mortgage loan, net of purchase discounts                                           2,362,991               2,323,285
   Land and construction-in-progress                                                 11,277,072              15,185,969
   Land held for future development                                                   5,523,638               5,818,105
   Retail centers held for sale, net of
       accumulated depreciation                                                            -                 14,404,782
                                                                                 --------------            ------------
   Total real estate assets                                                         940,151,827             769,046,949

Cash and cash equivalents                                                            11,905,910               9,859,110
Mortgage-backed securities, net ("MBS")                                               5,419,432               7,511,789
Note receivable                                                                       7,500,000               7,500,000
Escrows                                                                              16,962,504              15,088,587
Deferred charges and other assets                                                    19,955,094              14,932,272
Workforce and other intangible assets,
       net of accumulated amortization                                               12,707,078              22,481,224
                                                                                 --------------            ------------
           Total assets                                                          $1,014,601,845            $846,419,931
                                                                                 ==============            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Credit agreements (Note 4)                                                       $123,100,000            $ 12,000,000
  Construction loan (Note 4)                                                         10,041,330                 316,786
  Mortgage notes payable (Note 4)                                                   427,323,133             368,810,004
  Deposits and prepaid rents                                                          7,473,480               4,888,022
  Accrued real estate taxes, insurance, other
       liabilities and accounts payable                                              26,593,559              17,073,179
                                                                                 --------------            ------------
           Total liabilities                                                        594,531,502             403,087,991
                                                                                 --------------            ------------

Minority interest in operating partnership                                           84,837,938              75,137,066

Commitments and contingencies (Notes 1, 3 and 8)

Shareholders' equity:
  Preferred stock ("Preferred Shares"),
       $0.01 par value; 60,000,000 shares
       authorized, 2,737,000 shares issued                                               27,370                  27,370
  Common stock ("Shares"), $0.01 par value;
       140,000,000 Shares authorized and 37,217,985
       and 36,841,098 Shares issued, respectively                                       372,180                 368,411
  Additional paid-in capital                                                        372,450,906             394,838,797
  Accumulated deficit                                                               (33,569,765)            (24,396,629)
  Loans receivable - officers (Note 5)                                               (2,305,211)               (900,000)
  Less common stock in treasury, at cost
       (506,497 Shares)                                                              (1,743,075)             (1,743,075)
                                                                                 --------------            ------------
       Total shareholders' equity                                                   335,232,405             368,194,874
                                                                                 --------------            ------------
       Total liabilities and shareholders' equity                                $1,014,601,845            $846,419,931
                                                                                 ==============            ============

                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                              --------------------

                                                            For the Three Months                        For the Nine Months
                                                             Ended September 30,                         Ended September 30,
                                                      ---------------------------------          ----------------------------------
                                                          1998                  1997                  1998                  1997
                                                      -----------           -----------          ------------           -----------
Revenue:
   Rental                                             $46,848,029           $26,785,357          $128,481,108           $76,493,968
   Interest from mortgage loan
       and note receivable                                298,393                84,076               891,851               252,579
   Interest income from MBS                               127,287               187,879               454,226               592,910
   Management fees and reimbursements                     894,532               940,321             2,785,786             2,208,725
   Other interest income                                  292,774               418,575               974,953               955,918
                                                      -----------           -----------          ------------           -----------
           Total revenue                               48,461,015            28,416,208           133,587,924            80,504,100
                                                      -----------           -----------          ------------           -----------
Expenses:
   Property operating                                  11,622,214             6,616,841            30,121,838            18,545,668
   Repairs and maintenance                              3,671,956             2,034,623             8,947,659             5,531,085
   Real estate taxes                                    4,383,133             2,445,342            12,494,972             7,163,713
   Property management fees to
       an affiliate                                          -                   47,466                15,304               866,771
   Property management operations                       1,881,259             1,463,113             5,789,549             3,618,844
   General and administrative                           1,158,371             1,170,175             4,128,036             3,321,934
   State and corporate franchise taxes                     69,000                80,137               207,000               249,139
   Professional fees                                       94,033                51,712               351,656               156,710
   Interest (Note 4)                                   10,680,732             5,975,959            27,848,140            17,461,212
   Costs associated with
       advisor transaction                                   -                     -                     -                1,200,000
   Amortization of acquired
       workforce and intangible assets                  3,258,049             3,258,049             9,774,146             4,784,506
   Depreciation and amortization                       15,458,356             8,500,562            41,585,125            24,079,513
   Provision for losses on real
       estate investments                                    -                1,850,000                  -                1,850,000
                                                      -----------           -----------          ------------           -----------
           Total expenses                              52,277,103            33,493,979           141,263,425            88,829,095
                                                      -----------           -----------          ------------           -----------
Loss from operations before joint
       venture income (loss), gains on
       sales of assets, minority
       interest and extraordinary items                (3,816,088)           (5,077,771)           (7,675,501)           (8,324,995)
Joint venture income (loss)                                  -                  130,860               132,454              (377,012)
Gains on sales of assets                                  (21,333)                 -                1,365,914             6,503,463
Minority interest in
       Operating Partnership                            1,076,768               896,211             2,100,240               417,584
                                                      -----------           -----------          ------------           -----------
Loss before extraordinary items                        (2,760,653)           (4,050,700)           (4,076,893)           (1,780,960)
Extraordinary items, net of
       minority interest                                 (382,942)              (90,191)             (477,555)              (90,191)
                                                      -----------           -----------          ------------           -----------
Net loss                                               (3,143,595)           (4,140,891)           (4,554,448)           (1,871,151)
Income allocated to
       preferred shareholders                          (1,522,456)              (85,531)           (4,618,688)              (85,531)
                                                      -----------           -----------          ------------           -----------
Net loss allocated
       to common shareholders                         $(4,666,051)          $(4,226,422)          $(9,173,136)          $(1,956,682)
                                                      ===========           ===========          ============           ===========
Earnings per common share (basic and diluted):
   Loss before extraordinary items                    $      (.12)          $      (.16)          $      (.24)          $      (.07)
                                                      ===========           ===========          ============           ===========
   Extraordinary items, net of
       minority interest                              $      (.01)          $      -              $      (.01)          $     -
                                                      ===========           ===========          ============           ===========
   Net loss per common share                          $      (.13)          $      (.16)          $      (.25)          $      (.08)
                                                      ===========           ===========          ============           ===========
   Weighted average shares                             36,707,533            25,738,248            36,676,053            25,547,631
                                                      ===========           ===========          ============           ===========

                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)
                             ---------------------



                            Series 1997-A Convertible
                              Preferred Stock at par           Common Stock at par          Additional
                              ----------------------         -------------------------        Paid-in
                              Shares          Amount          Shares          Amount          Capital
                              ---------      -------         ----------      --------      ------------
Balance,
  December 31, 1997            2,737,000      $27,370        36,334,601       $368,411      $394,838,797

Net Loss                            -            -                 -              -                 -

Preferred dividends                 -            -                 -              -                 -

Stock issuance costs                -            -                 -              -             (314,033)

Conversion of Units
   to Common Shares                 -            -               51,975            520           521,578

Shares issued in
   satisfaction of note
   payable (Note 7)                 -            -              189,332          1,893         2,128,107

Stock purchase loans
   (Note 5)                         -            -              126,984          1,270         1,498,730

Stock purchase loans -
   forgiveness                      -            -                 -              -                 -

Exercise of stock
   warrants                         -            -                8,596             86           101,261

Common dividends                    -            -                 -              -          (26,323,534)
                               ---------      -------        ----------       --------      ------------
Balance,
   September 30, 1998          2,737,000      $27,370        36,711,488       $372,180      $372,450,906
                               =========      =======        ==========       ========      ============




                                                 Loans          Treasury
                             Accumulated       Receivable-         Stock
                               Deficit          Officers         at cost             Total
                            ------------        ----------      -----------      ------------
Balance,
  December 31, 1997         $(24,396,629)      $  (900,000)     $(1,743,075)     $368,194,874

Net Loss                      (4,554,448)             -                -           (4,554,448)

Preferred dividends           (4,618,688)             -                -           (4,618,688)

Stock issuance costs                -                 -                -             (314,033)

Conversion of Units
   to Common Shares                 -                 -                -              522,098

Shares issued in
   satisfaction of note
   payable (Note 7)                 -                 -                -            2,130,000

Stock purchase loans
   (Note 5)                         -           (1,500,000)            -                 -

Stock purchase loans -
   forgiveness                      -               94,789             -               94,789

Exercise of stock
   warrants                         -                 -                -              101,347

Common dividends                    -                 -                -          (26,323,534)
                            ------------        ----------      -----------      ------------
Balance,
   September 30, 1998       $(33,569,765)      $(2,305,211)     $(1,743,075)     $335,232,405
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

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 ---------------

                                                                         For the Nine Months
                                                                          Ended September 30,
                                                                   ----------------------------------
                                                                     1998                    1997
                                                                   -----------            -----------
Operating activities:

 Net loss                                                          $(4,554,448)           $(1,871,151)
 Adjustments to reconcile net loss to net
    cash provided by operating activities:
         Depreciation and amortization                              41,585,125             24,079,513
         Amortization of workforce and
           intangible assets                                         9,774,146              5,984,506
         Provision for losses on real estate investments                  -                 1,850,000
         Joint venture (income) loss                                  (132,454)               377,012
         Gains on sales of assets                                   (1,365,914)            (6,503,463)
         Non-employee stock option plan                                   -                    16,938
         Stock purchase loan forgiveness                                94,789                 35,001
         Amortization of purchase discounts                           (118,647)              (111,764)
         Minority interest in operating partnership                 (2,100,240)              (417,584)
         Amortization of deferred financing costs                    1,134,670              1,114,021
         Write-off of deferred financing costs                         422,490                 36,512
         Increase in operating escrows
           and other assets                                         (3,896,110)            (1,918,207)
         Increase in accrued real estate taxes,
           insurance, other liabilities and
           accounts payable                                         11,650,380              1,967,200
         Increase in deposits and prepaid rents                      2,585,458              1,133,473
                                                                   -----------            -----------

           Net cash provided by operating activities                55,079,245             25,772,007
                                                                   -----------            -----------

Investing activities:

 Cost to acquire properties                                       (104,757,636)           (69,954,881)
 Proceeds from sale of properties                                   17,187,783             38,757,165
 Recurring capital expenditures                                     (6,263,637)            (3,577,568)
 Rehabilitation and non-recurring
   capital expenditures                                            (22,671,996)            (9,688,021)
 Land acquisition and construction in progress                     (12,764,665)            (7,332,131)
 Distributions received from joint venture
   in excess of earnings                                               774,151              1,481,560
 Distribution from sale of joint venture asset, net                 14,883,968              7,980,345
 Contributions to joint venture                                           -                (2,584,561)
 Principal collections on MBS                                        2,109,984              1,250,097
 Principal collections on mortgage loans                                61,314              1,883,198
 Escrows established at acquisition of properties                   (2,512,774)              (372,692)
 Cost to acquire workforce and other
   intangible assets                                                      -                  (559,239)
                                                                   -----------            -----------

           Net cash used for investing activities                 (113,953,508)           (42,716,728)
                                                                   -----------            -----------

                                                           Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                                                For the Nine Months
                                                                 Ended September 30,
                                                       --------------------------------------
                                                           1998                      1997
                                                       -------------            -------------
                                                        (Unaudited)              (Unaudited)
Financing activities:

 Proceeds from the issuance of
    preferred stock, net                               $        -               $  65,853,000
 Advances under credit agreements                        111,100,000                7,400,000
 Advances under construction loan                          9,724,544                  316,786
 Repayment on credit agreements                                 -                 (25,050,000)
 Payment on repurchase agreement                                -                  (1,300,000)
 Payment of financing costs                               (2,347,418)                (354,509)
 Costs associated with issuance of stock                    (314,033)                    -
 Dividends paid to preferred stockholders                 (4,618,688)                    -
 Principal payments on mortgage notes payable             (3,056,191)              (7,059,652)
 Payoff of mortgage notes payable                        (17,433,697)                    -
 Proceeds from the exercise of stock warrants                101,347                    8,466
 Common dividends                                        (26,323,534)             (17,444,728)
 Distributions to minority interest                       (5,911,267)              (3,381,361)
                                                       -------------            -------------
    Net cash provided by financing activities             60,921,063               18,988,002
                                                       -------------            -------------
Net increase in cash and cash equivalents                  2,046,800                2,043,281

Cash and cash equivalents, beginning of period             9,859,110                7,015,953
                                                       -------------            -------------
Cash and cash equivalents, end of period               $  11,905,910            $   9,059,234
                                                       =============            =============

Supplemental cash flow disclosure:

 Cash paid for interest during period                  $  28,919,346            $  17,981,882
                                                       =============            =============
 Interest capitalized during period                    $   1,207,015            $     545,086
                                                       =============            =============

Supplemental disclosure of non-cash investing and financing activities:

    Property acquisitions                              $(202,101,131)           $(125,467,566)
    Debt assumed in property acquisitions                 79,003,017               36,881,974
    Units issued for property acquisitions                18,340,478               10,399,948
    Joint venture distribution of property, net                 -                   8,230,763
                                                       -------------            -------------
    Cash to acquire property                           $(104,757,636)           $ (69,954,881)
                                                       =============            =============
    Conversion of Units to Shares                      $     522,098            $   4,128,833
                                                       =============            =============
    Shares issued in satisfaction of note payable      $   2,130,000            $        -
                                                       =============            =============
    Shares issued for stock purchase loans             $   1,500,000            $        -
                                                       =============            =============
    Units issued for intangible assets acquired        $        -               $  18,837,500
                                                       =============            =============
    Reclassification of construction in progress
      to multifamily apartment complexes               $  16,200,064            $   1,812,855
                                                       =============            =============



                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                            ------------------------

1.     Organization

       Berkshire Realty Company, Inc. (together with its subsidiaries and BRI OP Limited Partnership, the "Company") was formed on April 26, 1990 as an equity real estate investment trust ("REIT") and commenced operations on June 27, 1991. The Company has an infinite life; however, the Company's Restated Certificate of Incorporation, as amended, requires the Company's Board of Directors (the "Board") to prepare and submit on or before December 31, 1998, a Plan of Liquidation (the "Plan") to the shareholders, together with the Board's recommendation whether to adopt or reject the Plan. The Company has engaged two investment banking firms, Lazard Freres & Co. LLC and Lehman Brothers Inc., to assist the Company in the exploration and evaluation of strategic alternatives. These alternatives include (but are not limited to) potential sale or merger of the Company or the adoption of a Plan of Liquidation.

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

       In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

       The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.




                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                         -----------------------------

3.     Multifamily and Retail Property

       As of September 30, 1998, the Company had investments in 81 apartment communities in eight states totaling 24,075 units. The Company was also engaged in the development of apartment communities and currently has 1,372 units under construction.

       The following summarizes the carrying value of the Company's multifamily apartment complexes and retail centers held for sale (in thousands):

                                                      September 30,        December 31,
                                                          1998                 1997
                                                       ----------            ---------
       Land                                            $  150,811             $108,593
       Buildings and improvements                         758,081              625,748
       Appliances, carpeting and equipment                165,767              125,040
                                                       ----------            ---------
       Total multifamily and retail property            1,074,659              859,381
       Accumulated depreciation                          (153,764)            (129,280)
                                                       ----------            ---------
                                                       $  920,895             $730,101
                                                       ==========            =========

       Acquisitions

       On January 21, 1998, the Company acquired Countrywood Apartments, a 208-unit apartment community located in Dallas, Texas, for $6.75 million. The Company paid cash of $2.0 million, assumed debt of $4.0 million and issued $720,000 of Operating Partnership Units. The debt agreement requires monthly principal and interest payments based on an interest rate of 7.875% along with monthly funding of real estate tax escrows.

       On February 4, and April 9, 1998, the Company acquired six apartment communities for approximately $81.2 million. The Company paid cash of approximately $58.9 million, issued $8.0 million of Operating Partnership Units and assumed debt of $14.3 million. The debt agreements require monthly principal and interest payments based on interest rates of 8.51% along with monthly funding of real estate tax escrows. The apartment communities acquired are summarized as follows:

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



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              --------------------


3.     Multifamily and Retail Property - Continued

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

       On June 18, 1998, the Company acquired Oaks of Marymount, a 319-unit apartment community located in San Antonio, Texas, for $11.4 million in cash.

       On July 8, 1998, the Company acquired four apartment communities for approximately $59.7 million. The Company assumed $40.4 million of first mortgage debt and paid cash of $19.3 million. The debt agreements require monthly principal and interest payments based on interest rates ranging from 8.04% to 8.60% along with the monthly funding of real estate tax escrows. The apartment communities acquired are summarized as follows:

                                                                                 Number
              Property Name                       Location                       of Units
              -------------                       --------                       --------
              Essex House                         Atlanta, GA                        120
              Highlands at                        Atlanta, GA                        140
                Briarcliff
              Pines at Dunwoody                   Atlanta, GA                        389
              River Parkway                       Atlanta, GA                        427
                                                                                   -----
                                                                                   1,076
                                                                                   =====

       Development

       In the fourth quarter of 1996, the Company began construction of Berkshires at Crooked Creek, a 296-unit apartment community in Durham, North Carolina. The project is currently estimated to cost approximately $20.2 million. As of September 30, 1998, the project has incurred $19.3 million of construction costs and 248 units have been completed. The cost of the completed units has been transferred to multifamily apartment communities on the Consolidated Balance Sheet as of September 30, 1998.

       In December, 1997, the Company purchased a 60 acre parcel of land in Atlanta, Georgia for approximately $5.8 million for the development of Berkshires at Deerfield, a 478 unit apartment community. Construction began in the third quarter of 1998.

       On April 29, 1998, the Company acquired 12.6 acres located near Clemson, South Carolina for approximately $571,000. Construction of Berkshire Commons, a 177-unit student housing development, began in the third quarter of 1998 on this site.

       The Company also owns two other parcels of land located in Greenville, South Carolina. Development plans are under consideration for these sites.

       The Company is obligated, upon satisfaction of certain conditions, to acquire three additional newly-developed properties totaling 669 units for an approximate value of $67 million from an affiliate of an officer of the Company. The properties were in various stages of development as of September 30, 1998 and are expected to be acquired between the fourth quarter of 1998 and the fourth quarter of 1999.



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               ------------------


       Dispositions

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

4.     Debt Agreements

       As of September 30, 1998, the Company had two lines of credit to provide for future acquisitions, development and general business obligations.

       On January 30, 1998, the Company replaced its existing credit agreement with a $130 million unsecured revolving line of credit with a group of participating commercial banks, generally at interest rates which range between 120 and 130 basis points over LIBOR ("Revolving Credit Agreement"). On August 7, 1998, the commitment on the Company's Revolving Credit Agreement was increased by the banks from $130 million to $180 million. The following summarizes the Company's borrowings on the Revolving Credit Agreement as of September 30, 1998:

                                            Contract              Contract
                Borrowings                 Start Date             End Date           Interest Rate              Amount
                ----------                 ----------             --------           -------------           ------------
       LIBOR contract                       9/14/98               10/14/98             6.9250%               $ 24,100,000
       LIBOR contract                        9/8/98               10/8/98              6.9250%                 99,000,000
                                                                                                             ------------
                                                                                                             $123,100,000
                                                                                                             ============

       Subsequent to September 30, 1998, the Company borrowed an additional $12.0 million and repriced all borrowings on the Revolving Credit Agreement at interest rates that ranged from 6.5813% to 6.6125% with contract end dates of December 9, 1998 and December 14, 1998.

       The Company has a construction loan commitment of $13.1 million with two commercial banks to fund the development of Crooked Creek ("Construction Loan"). The agreement requires monthly interest payments at a variable rate set at 150 basis points over LIBOR. The outstanding principal balance will be due June 30, 1999. As of September 30, 1998, the Company's borrowings on the Construction Loan totaled $10,041,330 and had interest rates that ranged from 7.0938% to 7.1875% with contract end dates of October 30, 1998 and November 10, 1998.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             ---------------------


4.     Debt Agreements - Continued

       Subsequent to September 30, 1998, the Company repriced the borrowings on the Construction Loan at interest rates that ranged from 6.750% to 6.7813% with contract end dates of November 30, 1998.

       The Company also had borrowings on the fixed portion of its Master Credit Facility with the Federal National Mortgage Association which totaled $63,345,000 as of September 30, 1998. On August 7, 1998, the Company terminated the $36,655,000 variable portion of the Master Credit Facility. Following the termination, eight multifamily assets remain as collateral for the borrowings on the fixed portion of the Master Credit Facility. The Company has reclassified its borrowings on the fixed portion of the Master Credit Facility from credit agreements to mortgage notes payable for the periods ended September 30, 1998 and 1997.

5.     Stock Purchase Loans

       On January 2, 1998, the Board of Directors approved three Stock Purchase Loans, each in the amount of $500,000, for three executive officers of the Company. On January 2, 1998, the officers purchased 126,984 aggregate shares of common stock at $11.81 per share using the loan proceeds.

       The terms of the loans provide for, among other things, interest rates of 7.873% per year payable quarterly and an annual forgiveness feature of 5% of the original principal so long as the individual is employed by the Company. Additional annual forgiveness of up to another 5% may be recognized if certain Company performance measures are met. The maximum forgiveness in any one year is 10%. If the individuals terminate their employment, the outstanding balance of the loans is due and payable six months from the date of termination. However, in the event of a change of control, as defined, any then outstanding principal and interest due will be forgiven.

6.     Earnings Per Share

       In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", the Company has presented basic and diluted net income per share on the Consolidated Statement of Operations. The net income and weighted average shares used in the calculations are presented below:

                                                                    Nine Months Ended
                                                          ----------------------------------
                                                          September 30,        September 30,
                                                              1998                 1997
                                                          -------------        -------------
       Earnings per common share (basic and diluted):
         Net loss allocated to
           common shareholders (Numerator)                  $(9,173,136)        $(1,956,682)
                                                            ===========         ===========
         Weighted average shares (Denominator)               36,676,053          25,547,631
                                                            ===========         ===========

       Options, warrants, preferred stock and Operating Partnership Units outstanding at September 30, 1998 and September 30, 1997 were not included in the computation of diluted earnings per share for the periods ended September 30, 1998 and 1997 because the effects of these securities were antidilutive in the computations.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                         -----------------------------

7.     Note Payable

       The Company issued 189,332 shares of common stock in full satisfaction of a $2,130,000 note payable which was assumed in the third quarter of 1997 in conjunction with the acquisition of certain properties.

8.     Subsequent Events

       On November 12, 1998, the Company declared a quarterly dividend of $.2425 per share payable on February 15, 1999 to shareholders of record on February 1, 1999.

9.     Pro-Forma Results (Unaudited)

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

                                                   For the Nine Months Ended
                                               -------------------------------------
                                               September 30,           September 30,
                                                   1998                    1997
                                               -------------           -------------
       Revenue                                   $142,985                $137,496
                                                 ========                ========
       Expenses including depreciation           $155,003                $150,946
                                                 ========                ========
       Net loss allocated to
         common shareholders                     $(12,018)               $(13,450)
                                                 ========                ========
       Net loss per weighted
         average share                              $(.33)                  $(.37)
                                                    =====                   =====

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.     Overview:

       The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997. Capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the Notes to the Consolidated Financial Statements included elsewhere herein.

       The Company is a real estate investment trust ("REIT") whose operations consist primarily of the acquisition, renovation, rehabilitation, development and operation of apartment communities located in Florida, Texas, the Mid-Atlantic and Southeast regions of the United States. As of September 30, 1998, the Company owned 81 apartment communities consisting of 24,075 units. The Company has also planned or begun construction on approximately 703 multifamily units and owns two parcels of land for future development. The Company has also contracted to acquire three additional newly-developed properties from an affiliate of an officer of the Company representing another 669 apartment homes. The Company also entered into a Development Acquisition Agreement with an affiliate of an officer of the Company which grants the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by affiliates of the Questar Partner which meet the Company's acquisition and development criteria.

       Company Strategy:

       Since the organization of the Company in 1990, the Company's Certificate of Incorporation, as amended, has required the Board of Directors to submit a Plan of Liquidation (the "Plan") to the stockholders prior to the end of 1998, together with the Board's recommendation whether to adopt or reject the Plan. As a result, the Company engaged two investment banking firms to assist in the exploration and evaluation of strategic alternatives. Among others, these alternatives include the potential sale or merger of the Company or the adoption of a Plan of Liquidation. In addition, the Company also adopted severance and retention programs and amended certain employment agreements designed to encourage the continued employment of key personnel during the exploration and evaluation of these alternatives.

       UPREIT Reorganization:

       The Company reorganized as an Umbrella Partnership ("UPREIT") on May 1, 1995 when the Company contributed substantially all of its assets subject to all liabilities to BRI OP Limited Partnership ("Operating Partnership"). The Company, in its capacity as the Special Limited Partner and through its ownership of Berkshire Apartments, Inc. as General Partner, holds 80.35% of the Operating Partnership interests as of September 30, 1998. The purpose of becoming an UPREIT was to allow the Company to offer Operating Partnership Units ("Units") in the underlying Operating Partnership in exchange for assets from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's assets will defer the tax liability associated with the sale. This structure allows the Company to use Units instead of stock or cash to acquire properties, which provides an advantage over non-UPREIT entities.

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

       In conjunction with the Advisor Transaction, additional Units, up to a total of $7.2 million in value, may be issued to the former Advisor during a six year period if certain share price benchmarks are achieved. As of September 30, 1998, 209,091 additional Units have been issued as a result of achieving the $11.00 and $12.00 share price benchmarks. The value of the issued Units was recorded on the consolidated statements of operations as additional costs associated with the Advisor Transaction.

       Property Manager Transaction:

       On February 13, 1997, a Special Committee of the Board of Directors comprised of the Independent Directors approved the acquisition of the workforce and other assets of an affiliate which provided multifamily property management services to the Company (the "Property Manager"). The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Units or approximately $17.6 million in consideration as of the pricing date (the "Property Manager Transaction").

       On the date of the transaction, the Property Manager managed 57 apartment communities, including 35 assets then owned by the Company, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company was no longer required to pay management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company receives management fees and reimbursements of certain expenses associated with 22 third-party management contracts primarily with partnerships affiliated with certain directors and officers of the Company.

       The value of the Units issued has been recorded on the balance sheet as an intangible asset associated with the acquisition of a workforce and third-party property management contracts.

B.     Results of Operations:

       The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and constant properties. The following analysis compares the results of operations for the three and nine month periods ended September 30, 1998 and 1997.

       Net loss for the three months ended September 30, 1998 decreased approximately $1.0 million compared to the same period in 1997 as a result of a decrease in loss from operations. Net loss for the nine months ended September 30, 1998 increased by approximately $2.7 million when compared to the same period in 1997 primarily as a result of a gain of $6.5 million recorded on the sale of a multifamily asset in 1997 which was offset by the gains of $1.4 million recorded on the sales of three retail assets and one parcel of land in 1998 and a decrease in minority interest expense of $1.7 million in 1998.

       Income and Expenses:

       Rental income and property operating expenses, including repairs and maintenance and real estate taxes, increased for the three and nine month periods ended September 30, 1998 primarily due to increased weighted average apartment units. Rental revenues for the three and nine month periods ended September 30, 1998 increased $20.0 million or 75% and $52.0 million or 68%, respectively, over the prior year periods, and property operating expenses increased $8.6 million or 77% and $20.3 million or 65%, respectively, for the same periods. Average apartment units increased 72% for the nine month period ended September 30, 1998 over the prior year.

       Detail of the Company's apartment unit growth for the nine months ended September 30 is set forth below:

                                                    1998                        1997
                                                    ----                        ----
         Apartments Units:
            Beginning of period                    18,773                       12,435
            Acquired                                5,054                        2,807
            Sold                                      -                           (348)
            Completed development units               248                           96
                                                   ------                       ------
            End of period                          24,075                       14,990
                                                   ======                       ======

         Weighted average apartment units          22,187                       12,871
           for period
         Percent increase over same period            72%                          21%
           of prior year

       Management fees and reimbursements remained stable for the three months ended September 30, 1998 when compared to the same period in 1997 but increased $577,000 for the nine month period ended September 30, 1998 compared to the same period in 1997. Revenue generated from third-party management contracts is reflected for only seven months in 1997 beginning with the acquisition of the Property Manager on February 28, 1997.

       Property management fees paid to an affiliate decreased for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 as a result of the Property Manager Transaction and sales of the retail assets in January, 1998.

       Property management operations increased $418,000 for the three months ended September 30, 1998 and $2.2 million for the nine month period ended September 30, 1998 compared to the same periods in 1997 as a result of increased operating costs in the Mid-Atlantic and Texas regions due to an increase in properties in those regions. Also contributing to the increase was the Property Manager Transaction on February 28, 1997 as nine months of expenses were incurred in 1998 compared to seven months in 1997. These costs were offset by the decrease in property management fees paid to an affiliate and the increase in management fees and reimbursements received from third-party management contracts.

       General and administrative expenses, remained stable for the three months ended September 30, 1998 when compared to the same period in 1997, but increased $806,000 for the nine month period ended September 30, 1998 compared to the same period in 1997 primarily due to increased employee salaries, benefits, administrative and office related expenses incurred as a result of the acquisition of the Questar Partner in November, 1997.

       Interest Expense

       Interest expense has increased for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 primarily from increased average borrowings. The following is an analysis of weighted average debt outstanding and interest rates for the three and nine months ended September 30 (dollars in thousands).

                                             Nine Months Ended                       Three Months Ended
                                                 September 30,                           September 30,
                                      -------------------------------         -------------------------------
                                        1998                   1997             1998                   1997
                                      --------               --------         --------               --------
       Weighted Average
            Debt Outstanding
                Fixed Rate            $393,032               $220,694         $417,106               $223,211
                Variable Rate           92,435                 72,805          141,242                 66,456
                                      --------               --------         --------               --------
                  Total               $485,467               $293,499         $558,348               $289,667
                                      ========               ========         ========               ========

       Weighted Average
             Interest Rates
                Fixed Rate               7.69%                  7.70%            7.64%                  7.60%
                Variable Rate            6.84%                  6.61%            6.85%                  6.59%

       Weighted average fixed rate debt increased approximately $172 million for the nine months ended September 30, 1998 compared to the same period in 1997 primarily due to mortgages which were assumed in connection with the acquisitions of apartment communities.

       Costs associated with Advisor Transaction were incurred in 1997 as the Company achieved the $11.00 share price benchmark and issued $1.2 million of Operating Partnership Units.

       Depreciation and amortization increased for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 due to an increased property asset base.

       Provision for losses on real estate investments decreased for the three and nine month periods ended September 30, 1998 as the Company recorded valuation provisions on its retail assets in the prior year periods which represented the difference between carrying value and estimated fair value less costs to sell.

       Amortization of acquired workforce and intangible assets associated with the Advisor Transaction in 1996 and Property Manager Transaction in 1997 remained stable for the three month period ended September 30, 1998 when compared to the same period in 1997, but increased $5.0 million for the nine month period ended September 30, 1998 compared to the same period in 1997. The increase was primarily due to nine months of amortization expense incurred in 1998 compared to seven months in 1997.

       Gains on sales of assets remained relatively stable for the three month period ended September 30, 1998 compared to the same period in 1997, but decreased $5.1 million for the nine month period ended September 30, 1998 compared to the same period in 1997 as the gain on the sale of a multifamily asset in 1997 exceeded the gains on the sales of three retail assets and one parcel of land sold in 1998. The carrying values of the Company's retail assets were adjusted in 1997 to reflect their estimated market values.

       Extraordinary items represent costs associated with the retirement of debt and increased for the three and nine month periods ended September 30, 1998 primarily as a result of the termination of the variable portion of the Company's Master Credit Facility.

C.     Funds from Operations (FFO):

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

                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                            ------------------------------    ------------------------------
                                                 1998            1997             1998              1997
                                            -------------    -------------    -------------    -------------
      Loss from operations before
        joint venture income (loss),
        gains on sales of assets,
        minority interest and
        extraordinary items                 $  (3,816,088)   $  (5,077,771)   $  (7,675,501)   $  (8,324,995)
      Joint venture net operating
        income                                        -            431,861           82,018        1,840,677
      Amortization of
        intangible assets                       3,258,049        3,258,049        9,774,146        4,784,506
      Costs associated with
        Advisor Transaction                           -                -                -          1,200,000
      Depreciation                             15,383,538        8,492,659       41,388,722       24,054,732
      Provision for losses                            -          1,850,000              -          1,850,000
      Income allocated to
        preferred shareholders                 (1,522,456)         (85,531)      (4,618,688)         (85,531)
                                            -------------    -------------    -------------    -------------
      Funds from Operations (basic)         $  13,303,043    $   8,869,267    $  38,950,697    $  25,319,389
                                            =============    =============    =============    =============

      Weighted Average (basic):
        Shares                                 36,707,533       25,738,248       36,676,053       25,547,631
        Units                                   8,979,502        6,080,590        8,659,231        5,630,483
                                            -------------    -------------    -------------    -------------
                                               45,687,035       31,818,838       45,335,284       31,178,114
                                            =============    =============    =============    =============

      Funds from Operations (diluted)
        (Note 1)                            $  14,825,481    $   8,954,798    $  43,569,367    $  25,404,920
                                            =============    =============    =============    =============
      Weighted Average (diluted)
        (Note 1):
          Shares                               42,434,714       26,200,904       42,462,436       25,734,565
          Units                                 9,687,840        6,230,590        9,363,943        5,780,483
                                            -------------    -------------    -------------    -------------
                                               52,122,554       32,431,494       51,826,379       31,515,048
                                            =============    =============    =============    =============

      Cash flows provided by (used for):
        Operating activities                   18,916,000       10,029,000       55,079,000       25,772,000
        Investing activities                  (35,861,000)     (62,672,000)    (113,954,000)     (42,717,000)
        Financing activities                   14,972,000       53,471,000       60,921,000       18,988,000

Note 1 - Funds from Operations (diluted) and weighted average shares/units (diluted) assume the conversion of preferred stock, stock options and warrants into common shares and the issuance of deferred Operating Partnership Units where the impact is dilutive.

       Same-store Multifamily Communities

       The Company defines same-store apartment communities as those assets that were owned and operated in each of the two most recent years. The Net Operating Income ("NOI") of the 35 communities aggregating 12,528 units which are considered same-store is summarized below (dollars in thousands).

                                          Three Months Ended September 30,                Nine Months Ended September 30,
                                     -----------------------------------------       ------------------------------------------
                                      1998            1997            % Change        1998             1997            % Change
                                     -------         -------          --------       -------          -------          --------
       Revenues                      $25,638         $24,428           5.0%          $75,442          $71,303           5.8%
       Expenses                       10,612          10,400           2.0%           29,949           29,744           0.7%
                                     -------         -------                         -------          -------
         Net operating income        $15,026         $14,028           7.1%          $45,493          $41,559           9.5%
                                     =======         =======                         =======          =======

       Average monthly rent             $701            $678                            $694             $672
         per unit
       Average physical                96.1%           95.1%                           95.5%            93.7%
         occupancy

       NOI for the same-store communities increased 7.1% for the three months ended September 30, 1998 compared to the same period in 1997. Growth in same-store multifamily revenues was 5.0% for the three months ended September 30, 1998 compared to the prior year period. Rent increases accounted for 3.4% of the increase and the remaining revenue gain was generated from increased occupancy.

D.     Liquidity and Capital Resources:

       The Company's net cash with respect to investing activities decreased approximately $71.2 million for the nine month period ended September 30, 1998 compared to the same period in 1997 primarily due to an increase in investment in multifamily properties of $55.9 million, which included acquisitions, capital expenditures and development, and a decrease in proceeds from sales of properties of $21.6 million. The Company's net cash with respect to financing activities increased approximately $41.9 million for the nine month period ended September 30, 1998 compared to the same period in 1997 primarily due to increased net advances of approximately $138.2 million under the credit agreements and construction loan which were partially offset by increased payments on mortgage notes payable of $13.4 million, increased dividends and distributions of $16.0 million and proceeds from the issuance of preferred stock of $65.9 million in 1997.

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

       In each of the previous three years, the Company has paid between 83% and 88% of FFO in dividends, retaining the rest for recurring capital expenditures and working capital. The Company expects to increase both FFO and dividends in the future but will strive to gradually reduce the payout ratio so as to utilize some internally generated funds for growth. On November 12, 1998, the Board approved a dividend of $.2425 per share of common stock payable on February 15, 1999 to the shareholders of record on February 1, 1999.

       The Company has a policy to maintain leverage at or below 50% of the reasonably estimated value of assets. By employing moderate leverage ratios, the Company expects it can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders.

       The Company conservatively manages both interest rate risk and maturity risk. Through the use of a swap, the Company has hedged interest rate risk on $40 million of its outstanding variable rate debt as of September 30, 1998. Additionally, the Company has spread its maturities on long-term debt and has weighted average maturities of approximately 14 years.

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

E.     Business Conditions/Risks:

       The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's same-store apartment communities, physical occupancy was 96.1% as of September 30, 1998 which generally represents current market occupancies. In addition, the Company has generated competitive rental rates at its properties. The Company expects to produce consistent performance from its real estate assets; however, no assurances can be made in this regard.

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

       The Company is also involved in certain legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel that such litigation and claims should be resolved without material effect on the Company's financial position.

F.     Year 2000

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

       In this regard, the Company, with certain affiliates of a director, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The Company completed the testing and conversion of the financial accounting and property operating systems in February, 1998. As a result, the Company has generated operating efficiencies and believes it has remedied the programming issues associated with the Year 2000. The Company incurred hardware costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. The Company's share of the cost of the systems conversion was approximately $600,000 and has been capitalized and is being amortized over five years.

       The Company is currently in the process of identifying, evaluating and remedying its Year 2000 compliance issues with respect to its non-IT systems, such as computer controlled elevators, boilers, chillers or other miscellaneous systems. The Company has completed its Year 2000 compliance initiatives at some of its properties and is in the process of completing these initiatives at others. Based on its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require modification or replacement. However, the Company does not believe that the future efforts to achieve its Year 2000 compliance initiatives will result in material cost to the Company or significantly interrupt services or operations.

       The Company is in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 compliant. No estimate can be made at this time as to the impact of the readiness of such third parties. However, if any of the third party service providers ceases to conduct business due to Year 2000 related problems, we except to be able to contract with alternate providers without experiencing any material adverse effect on the Company's financial condition and results of operations.

       Management does not believe that the Year 2000 problems will have a material adverse effect on the Company's financial condition or results of operations. Such belief is based on our analysis of the risks to the Company related to its potential Year 2000 problems and its assessment of the Year 2000 problems of our third party service providers. In any event, the Company expects to perform an analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result, in a worst case scenario, from the failure by the Company and certain third party service providers to achieve Year 2000 compliance on a timely basis. To date, a contingency plan has not been developed for dealing with the most reasonably likely worse case scenario, however, the Company currently plans to complete such analysis and contingency planning by June 30, 1999.

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

       The Company does not believe that the accounting standards and disclosure requirements resulting from the implementation of FAS 133, SOP 97-1 and EITF 97-11 will have a material impact on the Company's financial statements. Additionally, the Company does not believe that the disclosure requirements resulting from the implementation of FAS 129, FAS 130, FAS 131 or FAS 132 will have a material impact on the Company's financial statements.

H.     Forward-Looking Statements

       The Company's Annual Report and this Form 10-Q contain forward-looking statements, estimates or plans within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include the matters set forth under the caption "Risk Factors" on pages 9 through 20 of the Company's Registration Statement on Form S-3, which was filed with the Securities and Exchange Commission on September 29, 1998 and which pages are incorporated herein by reference. Any statements contained in such filing shall be deemed to be superseded or modified for purposes of the Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                                 ---------------



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

  Item 3.      Defaults upon senior securities
               Response:  None

  Item 4.      Submission of matters to a vote of security holders
               Response:  None

  Item 5.      Other information
               Response:  None

  Item 6.      Exhibits and reports on Form 8-K:

               Exhibits:
               --------

               10.1 Amendment No. 2 to Employment and Non Competition Agreement -- David F. Marshall +
               10.2 Amendment No. 2 to Employment and Non Competition Agreement -- Marianne Pritchard +
               10.3 Amendment No. 2 to Employment and Non Competition Agreement -- David Olney +
               10.4 Amendment No. 2 to Employment and Non Competition Agreement -- Ridge Frew +
               10.5 Amendment No. 1 to Employment and Non Competition Agreement -- Dennis Suarez +
               10.6   Employment and Non Competition Agreement -- James W.
                      Jackson +
               10.7   Severance Benefits Plan +
               10.8 Amendment No. 1 to Employment and Non Competition Agreement -- Marianne Pritchard +
               10.9 Amendment No. 1 to Employment and Non Competition Agreement -- David Olney +
               10.10 Amendment No. 1 to Employment and Non Competition Agreement -- Ridge Frew +
               10.11 Amendment No. 1 to Employment and Non Competition Agreement -- David F. Marshall +
               10.12 Employment and Non Competition Agreement -- David F. Marshall +
               10.13 Employment and Non Competition Agreement -- Marianne Pritchard +
               10.14  Employment and Non Competition Agreement -- David Olney +
               10.15  Employment and Non Competition Agreement -- Ridge Frew +
               10.16  Employment and Non Competition Agreement -- Dennis
                      Suarez +
               10.17  Severance Benefit Plan -- Exempt Employees +
               10.18  Severance Benefit Plan -- Non-Exempt Employees +
               10.19 Severance Benefit Plan -- Vice Presidents or Higher in Acquisitions +
               10.20 Severance Benefit Plan -- Vice Presidents or Higher in Administrative or Property Management Departments +

               27.1   Financial Data Schedule -- September 30, 1998 +
               27.2   Financial Data Schedule -- September 30, 1997 +

               99.1 Documents incorporated by reference - "Risk Factors" from pages 9 through 20 of the Company's Registration Statement on Form S-3, which was filed with the SEC on September 29, 1998, setting forth the information under the caption "Risk Factors" +


               Reports on Form 8-K
               -------------------

               Date                         Event Reported                      Financial Statements
               ----                         --------------                      --------------------
               October 30, 1998             Acquisition of                               Yes
                                            Intercapital and
                                            Cooper Portfolios



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


                             Berkshire Realty Company, Inc.
                             ------------------------------
                                    (Registrant)



                             BY:   /s/Marianne Pritchard
                                   ------------------------------------
                                   Marianne Pritchard, Executive Vice President
                                   and Chief Financial Officer of
                                   Berkshire Realty Company, Inc.
                                   (Principal Financial Officer)



                             BY:   /s/David F. Marshall
                                   ------------------------------------
                                   David F. Marshall, President,
                                   CEO and Director of
                                   Berkshire Realty Company, Inc.





      DATE:  November 16, 1998