Form 10-K
period 1998-12-31
BERKSHIRE REALTY CO INC /DE
filed 1999-03-19
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended       December 31, 1998
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________________ to _______________

         Commission file number            1-10660
                                ------------------------------------------------

                         Berkshire Realty Company, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                            04-3086485
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                             Identification No.)

One Beacon Street, Boston, Massachusetts                         02108
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code          (617) 646-2300
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title                                   Name of Exchange on which Registered
   -----                                   ------------------------------------
Common Stock                                      New York Stock Exchange
$.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                                ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

The aggregate market value of voting common equity held by non-affiliates of the registrant was approximately $411,634,000 as of March 15, 1999.

As of March 15, 1999, there were 36,713,400 shares of the registrant's common stock outstanding.

Documents incorporated by reference: See below.
The exhibit index is located on pages 40 - 43
The total number of pages in this document is 89.

Forward-Looking Statements
--------------------------

       This Annual Report on Form 10-K contains forward-looking statements, estimates or plans. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include the matters set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3, which was filed with the Securities and Exchange Commission on November 23, 1998, and which matters are incorporated herein by reference. Any statements contained in such filing shall be deemed to be superseded or modified for purposes of the Annual Report to the extent that a statement contained herein modifies or supersedes such statement. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1.  BUSINESS
-------

Organization
------------

      Berkshire Realty Company, Inc. (the "Company") was formed on April 26, 1990 by filing a certificate of incorporation in the State of Delaware. The Company commenced operations on June 27, 1991, as an equity real estate investment trust ("REIT"). The principal business of the Company is the acquisition, renovation, rehabilitation, development and operation of multifamily apartment communities located in Florida, Texas and the Mid-Atlantic and Southeast regions of the United States. The Company has formed several wholly-owned qualifying REIT subsidiaries in connection with multifamily asset acquisitions and financings.

      On June 4, 1991, the unitholders of Krupp Cash Plus-III Limited Partnership and Krupp Cash Plus-IV Limited Partnership (collectively the "Participating Cash Plus Partnerships") voted in favor of and agreed to participate in an exchange (the "Exchange") with the Company. On June 27, 1991, the Company, exchanged 25,097,923 shares of its common stock ("Shares") for the assets, subject to the liabilities, of the Participating Cash Plus Partnerships. The Participating Cash Plus Partnerships then distributed the Shares received in the Exchange to their respective investors and the Participating Cash Plus Partnerships were dissolved.

      In 1995, the Company was restructured as an umbrella partnership real estate investment trust ("UPREIT"). On May 1, 1995, the Company's assets, subject to its liabilities, were transferred to a newly-formed subsidiary, BRI OP Limited Partnership ("Operating Partnership"). Upon transfer of its net assets, the Company was issued 25,392,452 units of the Operating Partnership ("Units") which was equal to the number of Shares outstanding on May 1, 1995. The Company, in its capacity as the Special Limited Partner and through its ownership of Berkshire Apartments, Inc., the sole general partner of the Operating Partnership, owned 79.2% of the Operating Partnership as of December 31, 1998.

      In connection with the organization of the Operating Partnership, on May 1, 1995, an affiliate of Berkshire Realty Advisors Limited Partnership, the Company's former advisor, contributed $5,000 and River Oaks Apartments, subject to mortgage debt of $5.4 million, to the Operating Partnership at a valuation of $10.5 million in a transaction approved by the independent members of the Board of Directors. The seller received 534,975 Units in the Operating Partnership ("Minority Interest") in exchange for its interest in the property.

      On March 1, 1996, the Company acquired, via contribution, certain assets of Berkshire Realty Advisors Limited Partnership, an entity affiliated with a director which provided advisory and development services to the Company, in exchange for 1.3 million Units of the Operating Partnership (the "Advisor Transaction"). The transaction was valued at $13 million (based on a price of $10.00 per share of the Company's common stock, $.01 par value) and has been recorded as the acquisition of a workforce and other intangible assets. Additional Units, up to a total of $7.2 million, may be issued during a six-year period if certain share price benchmarks are achieved by the Company. During 1997, the $11.00 and $12.00 share price benchmarks were achieved and an additional 209,091 Units were issued at a value of $2.4 million. (See Note C to the Consolidated Financial Statements). The Advisor Transaction enabled the Company to eliminate fees previously incurred for asset management, acquisition and disposition functions.

      On February 26, 1997, the Board of Directors, acting on the recommendation of a special committee comprised solely of independent directors, approved the acquisition of the workforce and other assets of the multifamily property management company, affiliated with certain officers and directors, which provided property management services to the Company (the "Property Manager"). The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Units at a value of approximately $17.6 million (the "Property Manager Transaction").

      At the time of the contribution, the Property Manager managed 57 apartment communities, including the Company's 35 assets, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company ceased payment of management fees and reimbursements to the affiliate for the management operations of its multifamily portfolio. In addition, the Company acquired 22 third-party management contracts which generate management fee and reimbursement revenue. Those contracts are primarily with partnerships affiliated with certain directors and officers of the Company.

      The Company recorded intangible assets of $4.4 million based on discounted cash flows from third-party property management contracts and $13.2 million based on the value of intangible assets associated with the workforce acquired. The total value of the transaction was allocated to workforce and other intangible assets on the Company's Consolidated Balance Sheet. (See Note D to the Consolidated Financial Statements).

      The Company has an infinite life; however, the Company's Certificate of Incorporation, as amended, requires the Company's Board of Directors (the "Board") to prepare and submit a Plan of Liquidation to the shareholders on or before December 31, 1998, together with a recommendation by the Board of Directors whether to adopt or reject the Plan of Liquidation. The Plan of Liquidation would become effective if approved by shareholders holding a majority of the shares outstanding at the time of the vote.

      In May 1998, the Company began the process of evaluating its strategic alternatives which included the potential sale or merger of the Company or adoption of a Plan of Liquidation. Although the evaluation process had not concluded, on December 31, 1998, the Company filed proxy materials related to a Plan of Liquidation with the Securities and Exchange Commission. Included in the proxy materials was a recommendation of the Board of Directors that shareholders vote against approval of the Plan of Liquidation because, in the opinion of the Board, other alternatives available to the Company would likely produce greater value for the shareholders.

      In the first quarter of 1999, as a result of the process initiated by the Board, the Company received several offers to acquire the Company. Among these offers was one from a group that included Douglas Krupp, the Chairman of the Board of the Company, to acquire the Company at a price of $11.05 per share of common stock. A special committee of disinterested directors established by the Board to review and negotiate these offers advised this group that the price of $11.05 per share was insufficient. This group subsequently revised its offer to $12.05 per share of common stock. The special committee of the Board is continuing to review and negotiate the offers the Company has received. There can be no assurance that the Company will accept any acquisition offer or that any of these offers will result in the consummation of a sale or merger of the Company.

Competition
-----------

      All of the Company's properties are located in markets where they are subject to competition from other multifamily residential properties. The number of competitive properties in a particular area could have a material adverse effect on the Company's ability to lease its current apartment units or newly acquired properties and the rents charged at such properties. The Company's properties generally compete by offering competitive rental rates, including leasing incentives, and additional amenities. In addition, other forms of housing, including manufactured housing community properties and single-family housing, provide alternatives to potential residents of multifamily residential properties.

Capital Resources and Liquidity
-------------------------------

      The Company has a policy to maintain leverage at or below 50% of the reasonably estimated value of its assets. The Company believes that based upon both its internally-generated estimated values and upon estimated values calculated using valuation parameters consistent with the Company's credit facilities, the Company is in compliance with such debt policy. The Company believes that its access to capital through its credit facilities, sources of private equity and debt financing, sales of assets and utilization of Units as currency, as well as its access to the public capital markets provide it with capital to fund its acquisition, development and capital expenditure requirements.

Other Matters
-------------

      The performance of the Company's real estate investments is subject to seasonal fluctuations resulting from changes in utility consumption and seasonal maintenance expenditures. Future performance of the Company may be impacted by unpredictable factors which include general and local economic and real estate market conditions, variable interest rates, environmental concerns, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Company's operations, and no adverse effects are anticipated in the future.

      The Company is currently addressing two matters which pertain to compliance with certain REIT tax provisions. Both matters relate to certain services being provided to tenants in 1997 and earlier years which could be considered impermissible under certain Internal Revenue Service regulations. It is management's opinion, based on advice from its tax advisors, that the situation will be satisfactorily resolved without any significant cost to the Company, although there can be no assurance that this will be the case.

Employees
---------

      At December 31, 1998, the Company had approximately 1,000 employees.

ITEM 2.  PROPERTY
-------

      As of December 31, 1998, the Company had investments in 81 multifamily apartment communities in eight states consisting of 24,123 units. In addition, the Company has started two development projects, one located near Clemson, South Carolina totaling 177 units and one located in Atlanta, Georgia totaling 478 units. The Company also owned two parcels of land held for future development located in Greenville, South Carolina. The Company has contracted to acquire, upon the satisfaction of certain conditions, three development properties from Questar Builders, Inc. as a result of the Questar Transaction described in Note E to the Consolidated Financial Statements. The Company also entered into a Development Acquisition Agreement in conjunction with the Questar Transaction which granted the Company an exclusive right to acquire all multifamily communities developed in the Mid-Atlantic Region by affiliates of an officer of the Company which meet the Company's acquisition and development criteria. Subsequent to December 31, 1998, the Company acquired a newly constructed, 264-unit apartment community for $25.5 million, one of the development properties the Company had contracted to acquire from Questar Builders, Inc. Schedule III and Notes E and F to the Consolidated Financial Statements included in Appendix A to this report contain additional detailed information with respect to individual assets.

      Some of the Company's apartment communities have been pledged as collateral for various debt incurred by the Company. (See Notes L and M to the Consolidated Financial Statements included in Appendix A).

      The following table summarizes by geographic region, the Company's multifamily properties at December 31, 1998. The table does not reflect the value of the Company's investments.

        Region                  Properties                Units
        ------                  ----------                -----
        Mid-Atlantic                27                    6,218
        Texas                       24                    8,455
        Southeast                   20                    6,289
        Florida                     10                    3,161
                                    --                   ------
                                    81                   24,123
                                    ==                   ======

      The following table provides a more detailed description of the multifamily properties, developments in progress and land held for development which the Company owns or has contracted to acquire as of December 31, 1998. The occupancy rates presented below are based on physical occupancy, without reference to whether leases in effect are at, below, or above market rates and without reference to lease-up incentives or concessions.

                                                                                            1998          1998
                                                                                           Average       Average
                                                        Month/                 Average     Monthly      Physical
                                                         Year        Total    Unit Size  Rental Rates   Occupancy
Multifamily                       Location             Acquired      Units    (sq. ft.)    (dollars)    (percent)
-----------------------------------------------------------------------------------------------------------------
Mid-Atlantic Region

Arborview (1)                     Belcamp, MD            1997          288     1,023          713          93
Berkshire Towers (1)              Silver Spring, MD      1996        1,119       873          849          99
Calvert's Walk (1)                Belair, MD             1997          276       896          707          96
The Channel                       Glen Burnie, MD        1997          120       952          695          99
Courtleigh (1)                    Baltimore, MD          1997          280     1,050          657          91
The Cove                          Glen Burnie, MD        1997          181       971          709          99
Coventry (1)                      Baltimore, MD          1997          122     1,050          645          92
Diamond Ridge (2)                 Baltimore, MD          1997           92       912          712          92
The Estates (1)                   Pikesville, MD         1997          208       883          772          97
Fairway Ridge (1)                 Baltimore, MD          1997          274       999          528          91
Harper's Mill                     Millersville, MD       1997          144       968          767          99
Hazelcrest (1)                    Baltimore, MD          1997           48       917          477          96
Heraldry Square (1)               Baltimore, MD          1997          270     1,052          629          95
Hilltop (2)                       Baltimore, MD          1997           50       787          501          94
Jamestowne (1)                    Baltimore, MD          1997          335       958          540          96
Kingswood I (1)                   Baltimore, MD          1997          203     1,051          577          94
Kingswood II (1)                  Baltimore, MD          1997          203     1,051          609          91
The Lighthouse                    Glen Burnie, MD        1997          168     1,027          743          99
Liriope (2)                       Belcamp, MD            1997           84     1,038          835          96
Olde Forge (1)                    Baltimore, MD          1998          144     1,122          734(3)       99(3)
Ridgeview Chase (2)               Westminster, MD        1997          204       916          800          95
Rolling Wind (1)                  Baltimore, MD          1997          280     1,062          822          93
Stratton Meadows (1)              Baltimore, MD          1997          268     1,053          699          91
Warren Park (1)                   Baltimore, MD          1997          200       723          546          94
Westchester West (1)              Silver Spring, MD      1997          345     1,003          756          98
Williston (1)                     Baltimore, MD          1997           98     1,043          564          95
Southpointe at Massapequa (1)     Massapequa, NY         1993          214       987        1,235          99
                                                         -------------------------------------------------------
     Subtotal/Weighted Average                                       6,218       968          726          96
                                                         -------------------------------------------------------
Texas

6200 Gessner (1)                  Houston, TX            1998          659       743          425(3)       97(3)
Berkshires of Addison (2)         Addison, TX            1997          212       832          597          91
Berkshire Crossing (1)            Houston, TX            1998          240       619          479(3)       98(3)
Berkshire Hills (2)               Austin, TX             1998          238       753          649(3)       98(3)
Berkshire Springs (1)             Dallas, TX             1998          208       798          616(3)       97(3)
Benchmark (2)                     Irving, TX             1996          250       845          635          96
Bluffs of Berkshire (2)           Austin, TX             1998          382       753          662(3)       96(3)
Carlyle Place (2)                 San Antonio, TX        1998          184       926          694(3)       97(3)
Golf Side (1)                     Haltom City, TX        1996          402       781          487          95
Hunter's Glen (2)                 Plano, TX              1996          276       943          688          95
Huntington Brook (2)              Dallas, TX             1997          320       828          605          95
Huntington Lake (2)               Dallas, TX             1997          405       786          654          95
Huntington Ridge (2)              Irving, TX             1997          232       833          617          97
Indigo on Forest (1)              Dallas, TX             1994        1,217       789          611          94
Kings Crossing (1)                Kingwood, TX           1994          404       838          632          97
Kingwood Lakes (1)                Kingwood, TX           1994          390       940          636          97
Oaks of Marymont (2)              San Antonio, TX        1998          319     1,140          650(3)       95(3)
Pleasant Woods (1)                Dallas, TX             1996          208       887          598          95
Prescott Place                    Mesquite, TX           1996          318       762          554          95
Prescott Place II (1)             Mesquite, TX           1996          336       712          549          96
Providence (2)                    Dallas, TX             1996          244       794          541          96
River Oaks (1)                    Houston, TX            1995          136     1,520        2,078          98
Sweetwater Ranch (2)              Richardson, TX         1997          312       889          791          96
Yorktown (2)                      Houston, TX            1998          563       848          714(3)       98(3)
                                                         -------------------------------------------------------
     Subtotal/Weighted Average                                       8,455       831          631          96
                                                         -------------------------------------------------------

                                                                                            1998          1998
                                                                                           Average       Average
                                                        Month/                 Average     Monthly      Physical
                                                         Year        Total    Unit Size  Rental Rates   Occupancy
Multifamily                       Location             Acquired      Units    (sq. ft.)    (dollars)    (percent)
-----------------------------------------------------------------------------------------------------------------
Southeast Region

The Arbors at Breckinridge (2)    Duluth, GA             1993           514    1,025       780             96
The Avalon on Abernathy (1)       Atlanta, GA            1992           240    1,356       926             95
Berkshires at Crooked Creek (1)   Durham, NC             1998           296    1,021       865(4)          84(4)
British Woods (2)                 Nashville, TN          1995           264    1,082       667             94
Brookfield Trace (1)              Mauldin, SC            1995           300    1,013       682             96
Brookwood Valley (1)              Mauldin, SC            1995           226      970       623             95
Cumberland Cove (1)               Raleigh, NC            1991           552    1,090       766             96
East Lake Village(1)              Charlotte, NC          1993           214    1,200       680             97
Essex House (1)                   Atlanta, GA            1998           120    1,239       803(3)          98(3)
Highlands at Briarcliff (1)       Atlanta, GA            1998           140    1,168       816(3)          97(3)
Highland Ridge                    Madison, TN            1995           280    1,050       564             93
Huntington Chase (1)              Norcross, GA           1993           467      746       692             94
Huntington Downs (1)              Greenville, SC         1988           502      964       603             93
The Oaks (1)                      Mauldin, SC            1990           176      956       644             95
Pines at Dunwoody (1)             Atlanta, GA            1998           389    1,301       683(3)          89(3)
River Parkway (1)                 Atlanta, GA            1998           427    1,099       745(3)          96(3)
Roper Mountain Woods              Greenville, SC         1988           248      797       522             94
Stoneledge Plantation (2)         Greenville, SC         1988           320      794       540             96
The Timbers (1)                   Charlotte, NC          1993           343      753       589             95
Windover (2)                      Knoxville,  TN         1995           271    1,013       615             92
                                                         --------------------------------------------------------
     Subtotal/Weighted Average                                        6,289    1,016       689             95
                                                         --------------------------------------------------------

Florida

Arbor Keys (2)                    Tamarac, FL            1998           232    1,004       753(3)          95(3)
Altamonte Bay Club (1)            Altamonte Springs, FL  1993           224    1,043       657             97
The Lakes at Jacaranda (1)        Plantation, FL         1990           340      918       859             94
Lynn Lake (1)                     St. Petersburg, FL     1998           809      880       526(3)          97(3)
Newport (1)                       Tampa, FL              1993           320      721       549             97
Park Colony (1)                   Hollywood, FL          1994           316      764       791             95
Plantation Colony (1)             Plantation, FL         1993           256    1,009       709             94
Berkshire West (1)                Winter Garden, FL      1997           200      843       663             98
Sunchase (2)                      Bradenton, FL          1997           168      802       624             96
Woodland Meadows (1)              Tamarac, FL            1992           296      900       709             95
                                                         --------------------------------------------------------
     Subtotal/Weighted Average                                        3,161      883       662             96
                                                         --------------------------------------------------------

     Total Residential Portfolio                                     24,123      921       675             95
                                                         --------------------------------------------------------

Developments in Progress                                                     Expected Completion Date
                                                                             ------------------------
Berkshires at Deerfield           Atlanta, GA                           478       October, 2000
Berkshire Commons                 Clemson, SC                           177       August, 1999
                                                                     -------
     Subtotal                                                           655
                                                                     -------

Developments Under Contract
to Purchase                                                                 Expected Acquisition Date
                                                                             -------------------------
Granite Run (5)                   Baltimore, MD                         264       January, 1999
The Courts of Avalon              Pikesville, MD                        258       December, 1999
Excalibur at Avalon               Pikesville, MD                        147       March, 2000
                                                                     -------
     Subtotal                                                           669
                                                                     -------

Land Held for Development                                              Acres
-------------------------                                              -----
Garlington Road                   Greenville, SC                       23.8
Inglesby                          Greenville, SC                       36.4

(1) Property pledged as collateral for outstanding debt. See Notes L and M to the Consolidated Financial Statements included in Appendix A to this report.

(2) Property was included in the pool of unencumbered assets which provide the borrowing base availability under the Company's Revolving Credit Agreement at December 31, 1998. See Note K to the Consolidated Financial Statements included in Appendix A to this report.

(3) Property was acquired in 1998. The information provided is for the quarter ended December 31, 1998.

(4) Development on the property was completed during the quarter ended December 31, 1998. The information provided is for the month of December, 1998.

(5) The Company acquired this property on January 7, 1999 for approximately $25.5 million.

ITEM 3.  LEGAL PROCEEDINGS
------

         There are no material pending legal proceedings to which the Company is a party or to which its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by the Annual Report on Form 10-K dated December 31, 1998.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER ------- MATTERS

      The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol BRI. The high and low prices of the Company's common stock based on a composite average for each quarter during 1998 and 1997 and dividends paid for such common stock are as follows:

                                                          Dividends
         Quarter Ended              High        Low         Paid
         -------------              ----        ---       ---------
         December 31, 1998         $10.44     $ 8.69      $.2425
         September 30, 1998         11.94       9.06       .2425
         June 30, 1998              12.31      11.00       .2425
         March 31, 1998             12.38      11.44       .2325
                                                          ------
                                                          $.9600
                                                          ======

         December 31, 1997         $12.31     $10.88      $.2325
         September 30, 1997         12.38      11.63       .2325
         June 30, 1997              11.25      10.63       .2250
         March 31, 1997             11.75      10.00       .2250
                                                          ------
                                                          $.9150
                                                          ======

        The Company's common stock warrants were traded on the NYSE under the symbol "BRI/WS". The warrants were admitted to trading on September 7, 1994. Upon exercise, each stock warrant entitled the holder to the right to acquire one share of common stock of the Company at the exercise price of $11.79. On September 8, 1998, all unexercised outstanding warrants expired. For further information see Note U to Notes to the Consolidated Financial Statement included in Appendix A to this report. The high and low prices of the Company's warrants based on a composite average for each quarter during 1998 and 1997 are as follows:

            Quarter Ended                  High                  Low
            -------------                  ----                  ---
            December 31,1998                N/A                  N/A
            September 30, 1998            $ .31                 $.00
            June 30, 1998                   .69                  .19
            March 31, 1998                  .69                  .34

            December 31, 1997             $ .88                 $.50
            September 30, 1997              .81                  .44
            June 30, 1997                   .88                  .50
            March 31, 1997                 1.00                  .44

      The Company's practice is to review and declare dividends on a quarterly basis, and to establish a dividend rate that is supportable by funds from operations, after considering capital expenditures necessary for the maintenance of the multifamily properties. On February 11, 1999, the Board approved a dividend of $.25 per share payable on May 15, 1999 to the shareholders of record on May 1, 1999. The Company intends to continue making quarterly dividend payments.

      As of March 1, 1999, there were approximately 32,500 holders of the Company's common stock.

      As of March 1, 1999, there were 2,737,000 shares of Series 1997-A Convertible Preferred Stock (the "Preferred Shares"), $.01 par value, outstanding. Holders of Preferred Shares are entitled to receive, if declared by the Board, preferential cumulative quarterly cash dividends, at the greater of the rate of 9% per annum or the dividend payable on shares of common stock. Each Preferred Share is convertible, at the option of the holder beginning September 19, 1998, into 2.0756 shares of common stock, based on a conversion price of $12.04 per share of common stock, subject to certain adjustments as defined in the agreement.

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

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                             (Dollars In Thousands,
             Except Number of Apartment Units and Per Share Amounts)

Operating Data:                                       1998           1997               1996            1995         1994
--------------                                      --------       --------            -------        -------      -------
Rental revenue                                      $175,965       $109,974            $89,451        $70,068      $63,222
Total revenue                                        182,785        115,499             93,002         74,441       68,470
Property operating expenses,
  including property
  management fees                                     77,611         50,221             42,353         33,347       31,826
Depreciation and amortization                         70,827         43,315             30,172         21,984       19,507
Provision for losses on
  real estate assets (1)                                 -            1,850              7,500           -             -
Interest                                              38,801         24,006             20,501         15,618       10,794
Non-recurring charges (2)(3)(4)(5)                     1,470           -                   442          1,728        2,555
Income (loss) from operations before
  joint venture income (loss), gains on sales
  of assets, gains on payoff of mortgage loans,
  minority interest and extraordinary items          (12,285)       (12,037)           (12,612)       (1,157)         510
Joint venture income (loss)                              132         (4,910)            (3,009)         1,407        1,178
Gains on sales of real
  estate assets                                        1,265          6,455                 58         15,603        4,069
Minority interest in
  Operating Partnership                                3,370          2,154              1,403           (167)         -
Extraordinary items, net (6)                            (478)           (90)              (149)          (901)         -
Net income (loss)                                     (7,995)        (8,429)           (14,308)        14,786        5,757
Income allocated to
  preferred shareholders (7)                          (6,158)        (1,659)               -             -             -
Net income (loss) allocated
  to common shareholders                             (14,154)       (10,088)           (14,308)        14,786        5,757

Per Share Data - Common:
------------------------
Net income (loss)
   (basic and diluted)                                 $(.39)         $(.37)             $(.56)          $.58         $.23
Dividends paid                                          $.96           $.92               $.90           $.89         $.86
Weighted average common
  shares outstanding                              36,684,985     27,099,522         25,393,147     25,392,621   25,391,478
Weighted average preferred
  shares outstanding                               2,737,000        727,367                -             -             -

Balance Sheet Data:
-------------------
Total assets                                      $1,008,907       $846,420           $569,670       $486,968     $458,207
Real estate, excluding
  joint ventures, before
  accumulated depreciation                        $1,105,996       $880,652           $585,795       $465,846     $448,058
Long-term fixed rate obligations                    $413,953       $362,762           $206,837       $155,201      $88,279
Shareholders' equity                                $333,018       $368,195           $223,654       $260,788     $268,591

Other Information:
------------------
Apartment units owned, end of year                    24,123         18,773             12,435          9,433        9,385

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA



(1) The Company recorded provisions for losses on its wholly-owned retail assets of $1,850,000 and $7,500,000 for the years ended December 31, 1997 and 1996, respectively, which represented the difference between carrying value and estimated fair value less estimated costs to sell.

(2) The non-recurring charge in 1998 reflects the costs incurred by the Company as a result of the evaluation of strategic alternatives. The charges are comprised primarily of appraisal costs, investment banking fees, legal, accounting and consulting fees. See Note A to the Consolidated Financial Statements for additional information related to the evaluation of strategic alternatives.

(3) Non-recurring charges in 1994 primarily represent the estimated value of the warrants issued as settlement of litigation.

(4) The non-recurring charge in 1995 is related to costs associated with the restructuring of the Company as an umbrella partnership real estate investment trust.

(5) The non-recurring charge in 1996 is related to litigation related to a property disposition.

(6) The extraordinary items in 1998, 1997, 1996 and 1995 relate to costs associated with the refinancing or retirement of debt.

(7) On September 25, 1997, the Company sold 2,737,000 shares of Series 1997-A Cumulative Preferred Stock. The holders of preferred stock are entitled to receive a 9% preferential cumulative dividend, when, as and if declared by the Board. See Note U to the Consolidated Financial Statements.

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

         The Company is a real estate investment trust ("REIT") whose operations consist primarily of the acquisition, renovation, rehabilitation, development and operation of apartment communities located in Florida, Texas and the Mid-Atlantic and Southeast regions of the United States. As of December 31, 1998, the Company owned 81 apartment communities consisting of 24,123 units. The Company has 655 multifamily units under development and two parcels of land held for future development. The Company has contracted to acquire three remaining development properties totaling 669 units from an affiliate of Questar Builders, Inc. The Company also entered into a Development Acquisition Agreement with Questar Builders, Inc. which grants the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by such affiliates which meet the Company's acquisition and development criteria. Subsequent to December 31, 1998, the Company acquired a newly constructed, 264-unit apartment community for $25.5 million, the second of the four development properties the Company had contracted to acquire from Questar Builders, Inc. (See Notes E and F to the Consolidated Financial Statements).

         UPREIT Reorganization:
         ----------------------

         The Company reorganized as an Umbrella Partnership ("UPREIT") on May 1, 1995 when the Company contributed substantially all of its assets subject to all liabilities to BRI OP Limited Partnership ("Operating Partnership"). The Company, in its capacity as the Special Limited Partner and through its ownership of Berkshire Apartments, Inc. as General Partner, owned 79.2% of the Operating Partnership as of December 31, 1998. To facilitate the UPREIT formation, GN Limited Partnership, an affiliate of certain officers and directors, contributed River Oaks Apartments to the Operating Partnership in exchange for 534,975 units in the Operating Partnership ("Units"). Units are redeemable, at any time after one year and ten days following their issuance, on a one for one basis for shares of common stock of the Company or, at the Company's option, for cash. The purpose of becoming an UPREIT was to allow the Company to offer Units in the underlying Operating Partnership in exchange for assets from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's assets will defer the tax liability associated with the sale. This structure has allowed the Company to use Units instead of stock or cash to acquire properties, which provides an advantage over non-UPREIT entities.

         Advisor Transaction:
         --------------------

         Until early 1996, the Company was advised by Berkshire Realty Advisors Limited Partnership ("Advisor"), an affiliate of certain directors and officers of the Company. The Board of Directors determined that it was in the best interest of the shareholders to become self-advised. Therefore, on February 28, 1996, the Board, acting on the recommendation of a Special Committee comprised of the Independent Directors, approved the acquisition, via contribution of the workforce and other assets of the Advisor, in exchange for 1.3 million Units which were valued at $13 million (the "Advisor Transaction"). The acquisition price together with related costs, was recorded as an intangible asset associated with the workforce acquired. The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a self-administered REIT.

      In conjunction with the Advisor Transaction, additional Units, up to a total of $7.2 million in value, may be issued during a six year period if certain share price benchmarks are achieved. As of December 31, 1998, 209,091 additional Units have been issued as a result of achieving the $11.00 and $12.00 share price benchmarks. (See Note C to the Consolidated Financial Statements for additional details).

      Property Manager Transaction:
      -----------------------------

      On February 13, 1997, a Special Committee of the Board of Directors comprised of the Independent Directors approved the acquisition of the workforce and other assets of an affiliate of a director of the Company which provided multifamily property management services to the Company (the "Property Manager"). The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Units or approximately $17.6 million in consideration as of the pricing date.

      On the date of the transaction, the Property Manager managed 57 apartment communities, including the Company's 35 assets, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company ceased payment of management fees and reimbursements to the affiliate for the management operations of its multifamily portfolio. In addition, the Company acquired 22 third-party management contracts, primarily with partnerships affiliated with certain directors and officers of the Company, which generate management fee and reimbursement revenue.

      The value of the Units issued has been recorded on the balance sheet as an intangible asset associated with the acquisition of a workforce and third-party property management contracts. (See Note D to the Consolidated Financial Statements for additional details).

      Ownership:
      ----------

      Executive officers and directors and their affiliates own 2.5% of the Company's Common Stock and 12.0% of the Operating Partnership Units as of December 31, 1998. The Company, directly and indirectly, had a 79.2% ownership interest in the Operating Partnership as of December 31, 1998.

B.     Results of Operations:
       ----------------------

       Acquisition and disposition activity within the portfolio affects the results of operations from period to period. The following discussion makes comparisons as to same-store properties, multifamily communities sold and acquired during the periods as well as development activities so as to explain the changes in the Company's results of operations. The Company defines same-store properties as those assets that were owned and operated in each of the two most recent years.

Summary Overview
----------------

       1998 to 1997
       ------------

      The Company reflected a net loss of $7.9 million in 1998 compared to a net loss of $8.4 million in 1997. Net loss remained relatively constant in 1998 compared to 1997 primarily because the Company's rental revenue and property operating expenses increased in proportion to the growth of the portfolio in 1998. However, depreciation and amortization increased in greater proportion due to increased amortization of the workforce and other intangible assets acquired in the Advisor and Property Manager Transactions. This increase was offset by the decrease in costs associated with the Advisor Transaction and a decrease in provision for losses on real estate investments.

       1997 to 1996
       ------------

       The Company reflected a net loss of $8.4 million in 1997 compared to a net loss of $14.3 million in 1996. A principal factor affecting the Company's results was the recording of provisions for losses of $7.2 million in 1997 and $12.0 million in 1996 on the Company's wholly-owned and joint venture retail assets. The Company liquidated its retail portfolio over the past several years. This divestiture strategy necessitated the valuation adjustments recorded during 1997 and 1996 which represented the difference between estimated fair value and carrying value less estimated costs to sell (See Note F to the Consolidated Financial Statements for additional details).

       The Company also incurred amortization costs related to the Advisor and Property Manager Transactions of $8.0 million in 1997 and $1.1 million in 1996. In 1997, an additional $2.4 million was expensed as a result of the issuance of 209,091 Units in connection with the Advisor Transaction (See Note C and D to the Consolidated Financial Statements for additional details).

Income and Expenses
-------------------

      Rental income and property operating expenses, including repairs and maintenance and real estate taxes increased for both periods as a result of and in proportion to the increased weighted average number of apartment units in the Company's portfolio. Rental revenue for the year ended December 31, 1998 increased $66.0 million or 60% over the prior year and the property operating expenses mentioned above increased $26.2 million or 59.8% for the same period. The average number of apartment units increased 63.3% from 1997 to 1998.

      Rental revenue for the year ended December 31, 1997 increased $20.5 million or 22.9% over the prior year and property operating expenses increased $7.0 million or 19.1% for the same period. Average apartment units increased 26.3% from 1996 to 1997. Details of the Company's apartment unit growth are set forth below:

                                                1998             1997          1996
                                                ----             ----          ----
Weighted average apartment units:
      Total                                    22,727           13,918         11,022
      Percent increase                          63.3%            26.3%          23.6%

Apartment units:
      Beginning of year                        18,773           12,435          9,433
            Acquired                            5,054            6,506          3,153
            Sold                                  -               (348)          (223)
            Completed developments                296              180             72
                                               ------           ------        -------
      End of year                              24,123           18,773         12,435
                                               ======           ======        =======

      Management fees and reimbursements increased $.6 million in 1998 and $3.2 million in 1997 due to revenue generated from third-party management contracts which were acquired on February 28, 1997 as a result of the Property Manager Transaction. Management fee revenue was generated for twelve months in 1998 and ten months in 1997. (See Note D to the Consolidated Financial Statements for additional details).

      Property management fees paid to an affiliate decreased as a result of the Property Manager Transaction in 1997 and the liquidation of the retail portfolio in 1998 and 1997.

      Property management operations, which includes salaries, benefits and office related expenses of non-site employees involved in the management and oversight of property operations, increased $2.1 million in 1998. Much of this increase in operating costs was experienced in the Mid-Atlantic and Texas regions where the majority of 1998 acquisitions occurred. Also contributing to the increase was the impact of the Property Manager Transaction on February 28, 1997 as twelve months of expenses were incurred in 1998 compared to ten months in 1997. Property management operations increased $4.3 million in 1997 as a result of the Property Manager Transaction. These costs were offset by the decrease in property management fees paid to an affiliate and the increase in management fee revenue and expense reimbursements received from third-party management contracts.

      Interest expense increased in each of the last three years because the Company has largely employed debt capital for acquisitions and development activities. The following is an analysis of weighted average debt outstanding and interest rates for each of the years presented (dollars in thousands):

                                     1998           1997            1996
                                     ----           ----            ----
Weighted average
   debt outstanding
        Fixed rate                 $397,397       $244,597        $185,616
        Variable rate               107,960         65,368          78,577
                                   --------       --------        --------
               Total               $505,357       $309,965        $264,193
                                   ========       ========        ========
Weighted average
   interest rates
       Fixed rate                     7.68%          7.74%           7.47%
       Variable rate                  6.77%          6.62%           6.73%

       In 1998 and 1997, average fixed rate debt increased approximately $153 million and $59 million, respectively, primarily due to debt which was assumed in connection with the acquisitions of apartment communities.

       The following represents total debt and weighted average cost of debt (coupon interest rate plus amortization of financing costs) at December 31, 1998 and 1997 (dollars in thousands):

                                              1998                                 1997
                                    ----------------------------       ----------------------------
                                      Balance         Weighted            Balance        Weighted
                                    Outstanding     Average Cost        Outstanding    Average Cost
          Fixed rate                  $413,953            7.96%         $362,762           8.04%
          Variable rate (1)            158,746            7.21%           18,048           6.98%
                                      --------                          --------
                                      $572,699                          $380,810
                                      ========                          ========

(1) The Company entered into a five-year interest rate swap agreement with a bank in November, 1995. The swap contract is for a $40 million notional contract fixing variable rate exposure on that amount at 6.06%.

      Depreciation and amortization increased $22.5 million in 1998 and $13.1 million in 1997 due to an increased property asset base in both periods.

      Amortization of workforce acquired associated with the Advisor Transaction in 1996 and Property Manager Transaction in 1997 increased $5.0 million in 1998 and $6.9 million in 1997. The increase in 1998 was primarily due to twelve months of amortization expenses incurred in 1998 compared to ten months in 1997.

      General and administrative expenses increased $412,000 in 1998 primarily due to increased employee salaries, benefits, administrative and office related expenses incurred as a result of the acquisition of the Questar portfolio. General and administrative expenses increased $1.4 million in 1997 due to a full year of salary and benefit costs along with administrative and office expenses associated with the workforce acquired through the Advisor Transaction in 1997 compared to ten months in 1996. In addition, due to the growth of the real estate portfolio and the expansion of the investor base, the Company experienced increased audit, legal and investor related expenses in 1998 and 1997.

       Costs associated with evaluation of strategic alternatives represents appraisal costs, investment banking fees, legal, accounting and consulting fees related to the Company's preparation of a Plan of Liquidation and evaluation of other strategic alternatives. See Note A to the Consolidated Financial Statements for additional information.

       Non-recurring charges of $442,000 recorded in 1996 represent costs associated with the settlement of litigation on an asset sold in January 1994. In 1995, non-recurring charges of $1.7 million related to the costs associated with reorganizing as an UPREIT.

      Costs associated with the Advisor Transaction of $2.4 million were incurred in 1997 as the Company achieved certain share price benchmarks (See Note C to the Consolidated Financial Statements) resulting in the issuance of 209,091 Units.

      Provisions for losses on real estate investments of $1.9 million in 1997 and $7.5 million in 1996 were incurred as the Company recorded valuation provisions on its retail assets which represented the difference between carrying value and estimated fair value less costs to sell.

       Joint venture income (loss) recorded in 1997 and 1996 resulted from provisions for losses recorded by the joint ventures of $10.7 million in 1997 and $9.0 million in 1996 which represented the difference between the carrying value of the assets and estimated fair value less costs to sell. The Company's pro-rata share of these provisions was $5.4 million in 1997 and $4.5 million in 1996.

      Gain on sales of assets was $1.3 million in 1998 due to the sales of three retail assets and one parcel of land. In 1997, the Company realized a gain of $6.5 million from the sale of one multifamily asset and two retail assets which were sold at their carrying values.

       Extraordinary items for 1998, 1997 and 1996 represents termination fees and write offs of deferred mortgage costs associated with the refinancing or retirement of debt.

C.     Funds from Operations (FFO) (adjusted for Operating Partnership Units)

       Management and industry analysts generally consider Funds from Operations ("FFO"), to be an appropriate measure of the performance of an equity REIT, along with net income and cash flows from operating activities, financing activities and investing activities. The Company's FFO is presented to assist investors in analyzing the Company's ongoing operating cash flows which support dividends and securing capital expenditures. However, FFO should not be considered by the reader as a substitute to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with net income (loss) as presented in the Consolidated Financial Statements and information presented elsewhere. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The methodology used by the Company when calculating FFO may differ from that of other equity REIT's and, therefore, may not be comparable to such other REIT's. In addition, FFO does not represent amounts available for management's discretionary use for needed capital replacement or expansion, debt service obligations or other commitments.

      The following table presents the Company's FFO for the years ended December 31: (dollars in thousands)

                                                             1998                1997
                                                           --------            -------
      Loss from operations before joint venture
          income (loss), gains on sales
          of assets, minority interest
          and extraordinary items                        $ (12,285)           $(12,037)
      Joint venture net operating income                        82               2,236
      Amortization of intangible assets                     13,032               8,043
      Costs associated with
          Advisor Transaction                                  -                 2,400
      Depreciation                                          57,503              35,228
      Provision for losses on
          real estate investments                              -                 1,850
      Non-recurring charges                                  1,470                 -
      Income allocated to
          preferred shareholders                            (6,158)             (1,659)
                                                         ---------            --------
      Funds from Operations (basic)                      $  53,644            $ 36,061
                                                         =========            ========
      Funds from Operations (diluted)                    $  59,802            $ 37,720
                                                         =========            ========

      Cash flows provided by (used for):
          Operating activities                           $  69,013            $ 38,215
          Investing activities                           $(126,924)           $(96,495)
          Financing activities                           $  60,419            $ 61,123
      Weighted Average (basic):
          Shares                                        36,684,985          27,099,522
          Units                                          8,830,149           5,922,173
                                                        ----------          ----------
                 Total                                  45,515,134          33,021,695
                                                        ==========          ==========

      Weighted Average (diluted):
          Shares                                        42,429,175          28,698,640
          Units                                          9,453,098           6,162,365
                                                        ----------          ----------
                 Total                                  51,882,273          34,861,005
                                                        ==========          ==========


      FFO increased in 1998 and in 1997 primarily due to improved operations from the same-store apartment communities in addition to the factors discussed previously in Results of Operations.

D.    Net Operating Income
      --------------------

      The Company evaluates the performance of its multifamily properties based upon net operating income ("NOI"). NOI is defined by the Company as rental revenue less property operating expenses, including repairs and maintenance and real estate taxes. Accordingly, NOI excludes non-property revenue and expenses included in the determination of net income.

Same-Store Apartment Communities
--------------------------------

      The Company defines same-store apartment communities as those assets that were owned and operated in each of the two most recent years. The Net Operating Income ("NOI") of the 35 communities aggregating 12,528 units which are considered same-store is summarized as follows (dollars in thousands, except for average monthly rent):

                                                         Year Ended December 31,
                                               ---------------------------------------
                                                 1998             1997          Change
                                                 ----             ----          ------
       Revenue                                 $100,995         $95,929           5.3%
       Expenses                                  39,830          39,609            .6%
                                               --------         -------
       Net Operating Income                    $ 61,165         $56,320           8.6%
                                               ========         =======
       Capital Expenditures(1)                 $  6,718         $ 4,085
       Average occupancy                          95.6%           94.1%
       Average monthly rent
          per unit                                 $696            $675

(1) Represents capital expenditures of a recurring nature which are appropriately capitalizable.

       Growth in same-store multifamily revenue was approximately 5.3% for the twelve months ended December 31, 1998 when compared to the same period ended December 31, 1997. Rent increases accounted for 3.1% of the growth while the remaining revenue gain was generated from increased occupancy. Occupancy at December 31, 1998 was 96.4% for same-store assets.

E.    Liquidity and Capital Resources
      -------------------------------

       The Company's net cash provided by operating activities increased $30.8 million in 1998 and $11.0 million in 1997 primarily due to net operating income growth due to increased weighted average apartment units in 1998 and 1997. Additionally, the Company's same-store multifamily communities generated an 8.6% increase in net operating income in 1998.

      Net cash used in investing activities increased $30.4 million in 1998 and $60.1 million in 1997. The increase in 1998 was primarily due to increased expenditures for acquisition and development of multifamily communities of $8.5 million. Additionally, as a result of the overall growth of the portfolio, rehabilitative and recurring capital expenditures increased $18.3 million over the prior year. Also contributing to the net increase in cash used in investing activities was the decrease in proceeds received from the sales of properties and joint venture assets of $14.3 million in 1998. The increase in 1997 was primarily due to acquisitions of multifamily communities and development activity of $61.4 million. These increases were partially offset by proceeds of $11.5 million from sales of properties and joint venture investments and proceeds from the payoff of mortgage loans.

       The Company's net cash provided by financing activities decreased $.7 million in 1998. Borrowings, net of payments, increased $203.8 million. The increased borrowings were offset by increased principal payments on mortgage notes payable of $13.8 million, increased dividends and distributions of $19.6 million and decreased proceeds from preferred and common stock offerings of $169.0 million. The Company's net cash provided by financing activities increased $56.0 million in 1997 primarily due to net proceeds received from the Company's preferred and common stock offerings of $169.0 million, offset by net reductions of the Company's borrowings of $77.8 million.

      Cash flows from operations, debt financing and sales of assets are the primary sources of liquidity employed by the Company. In addition, in 1997, the Company raised capital through a private placement of preferred stock and a public offering of common stock, the proceeds of which were used to acquire multifamily properties and to paydown variable rate debt. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing, proceeds from asset sales and issuance of stock and Units have historically been used to finance the acquisition, renovation, rehabilitation and development of apartment communities.

       The Company manages both interest rate risk and maturity risk. Through the use of an interest rate swap agreement, the Company has hedged interest rate risk on 25.2% of its outstanding variable rate debt as of December 31, 1998. Additionally, the Company has spread its maturities on long-term debt and had weighted average maturities of 13.9 years as of December 31, 1998.

       In each of the previous three years, the Company paid between 81% and 86% of FFO in common dividends, retaining the balance for recurring capital expenditures and working capital. The Company expects to increase both FFO and common dividends in the future but will strive to gradually reduce the payout ratio so as to utilize more internally generated funds for growth. On February 11, 1999, the Board approved a dividend of $.25 per share payable on May 15, 1999 to the shareholders of record on May 1, 1999.

       The Company has a policy to maintain leverage at or below 50% of reasonably estimated value of assets. By employing moderate leverage ratios, the Company can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders.

       The Company plans to use equity capital, in the form of OP Units, common stock or preferred stock when the Company identifies the opportunities to invest the proceeds in assets that the Company expects will increase shareholder returns.

      The Company has adequate sources of liquidity to meet its current cash flow requirements, including dividends and debt service. In order to fund ongoing renovation, rehabilitation and development activities, the Company has at its disposal unadvanced commitments under credit facilities, and if necessary, could generate net proceeds from the sale of certain assets.

F.    Business Conditions/Litigation
      ------------------------------

      Changes in the national and regional economic climates, changes in local real estate conditions, such as competition from other multifamily housing, single family housing and increased development activity, increased operating costs, changes in zoning, building, environmental, rent control and other laws and regulations, the costs of compliance with current and future laws, changes in real property taxes and unusual occurrences (such as earthquakes and floods) and other factors beyond the control of the Company may adversely affect the income from, and value of, the Company's properties.

       The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's same-store apartment communities, physical occupancy was 96.4% as of December 31, 1998. Physical occupancy for the total multifamily portfolio, including recently acquired assets, was 95.3% at December 31, 1998. In addition, the Company has rental rates at its properties that are competitive in their respective markets. The Company expects solid performance from its real estate assets in the future; however, no assurances can be made in this regard.

      The Company is also involved in legal actions and claims in the ordinary course of business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position.

G.    Year 2000
      ---------

      The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations. The Company has conducted an assessment of its core internal and external computer information systems and has taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 compliant in those situations in which the Company is required to do so.

      In this regard, the Company began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The Company completed the testing and conversion of the financial accounting and property operating systems in February, 1998. As a result, the Company has generated operating efficiencies and believes it has remedied the programming issues associated with the Year 2000. The Company incurred hardware costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. The Company's cost of the systems conversion was approximately $600,000 and has been capitalized and is being amortized over five years.

      The Company is currently in the process of identifying, evaluating and remedying its Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers or other miscellaneous systems. The Company has completed its Year 2000 compliance initiatives at some of its properties and is in the process of completing these initiatives at others. Based on its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require modification or replacement. However, the Company does not believe that the future efforts to achieve its Year 2000 compliance initiatives will result in material cost to the Company or significantly interrupt services or operations.

      The Company is in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 compliant. No estimate can be made at this time as to the impact of the readiness of such third parties. However, if any of the third party service providers ceases to conduct business due to Year 2000 related problems, the Company expects to be able to contract with alternate providers without experiencing any material adverse effect on the Company's financial condition and results of operations.

      Management does not believe that the Year 2000 problems will have a material adverse effect on the Company's financial condition or results of operations. Such belief is based on our analysis of the risks to the Company related to its potential Year 2000 problems and its assessment of the Year 2000 problems of our third party service providers. In any event, the Company expects to perform an analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result, in a worst case scenario; from the failure by the Company and certain third party service providers to achieve Year 2000 compliance on a timely basis. To date, a contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, however, the Company currently plans to complete such analysis and contingency planning.

H.    Recently Issued Accounting Standards
      ------------------------------------

      Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosures about Segments of an Enterprise and Related Information" establishes standards for disclosing measures for profit or loss and total assets for each reportable segment. FAS 131 is effective for fiscal years beginning after December 15, 1997. Financial Accounting Standards Board Statement No. 132 ("FAS 132") "Employers' Capital Disclosures about Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. FAS 132 establishes standards related to the disclosure requirements for pensions and other postretirement benefits. Financial Accounting Standards Board Statement No. 133 ("FAS 133") "Accounting for Derivatives" is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes standards related to the accounting and disclosure requirements of derivative financial instruments.

      Effective March 19, 1998, the Company has adopted the Emerging Issues Task Force ruling 97-11 ("EITF 97-11") entitled "Accounting for Real Estate Property Acquisitions". EITF 97-11 provides that real estate companies must expense, as incurred, the internal costs of identifying and acquiring operating property.

      The Company implemented FAS 131 and FAS 132 in 1998 and will adopt FAS 133 in the year 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

      The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.

      For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates as of the report date. For the interest rate swap, the table presents notional amount and interest rate by the expected (contractual) maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The variable interest rate represents the contractual LIBOR rate as of the reporting date.

                                                 December 31, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                              Expected Maturity Date
                              ----------------------------------------------------------------------------------------------
                                                                                            There-        Face         Fair
                                1999       2000         2001         2002        2003       After         Value        Value
                                ----       ----         ----         ----        ----       -----         -----        -----
                                                                      (in thousands)
Debt obligations
Long-term debt:
  Fixed rate                     -            -         75,560       16,900      24,619     150,649      413,953     413,953
  Average interest
    rate                         -            -          8.40%        6.41%       7.39%       7.71%

  Variable rate
    bond financing              -            -             -            -         4,436       6,500       12,283      12,283
  Average interest
    rate                        -            -             -            -         5.66%       4.79%
  Lines of credit             11,363      135,100          -            -           -           -        146,463     146,463
  Average interest
    rate                       6.88%        6.84%          -            -           -           -
Interest rate
  derivatives
Interest rate swap:
  Notional amount                -         40,000          -            -           -           -
  Pay rate                       -          6.06%          -            -           -           -
  Receive rate                   -          5.40%          -            -           -           -



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

      See Appendix A of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

      The Company's organizational documents provide that the number of directors constituting the Board shall be fixed by resolution duly adopted by the Board and that the Board shall be divided into three classes as nearly equal in number as possible. The term of the class one directors expires at the annual meeting of shareholders of the Company to be held in 2000, the term of the class two directors expires at the annual meeting of shareholders of the Company to be held in 2001, and the term of the class three directors expires at the annual meeting of shareholders of the Company to be held in 1999. The directors elected at each annual meeting will serve for a term of three years and until their successors are duly elected and qualified, with one class to be elected each year at the annual meeting of shareholders. Holders of Preferred Stock, voting as a separate class, are entitled to elect one director to the Board of Directors. Such director will be a class three director whose term expires in 1999. The Board in nominating future directors will maintain a majority of Independent Directors.

      The directors and executive officers of the Company as of March 5, 1999 were as follows:

                                                                             Date Initially
    Name and Age                Class      Offices Held                          Elected
    ------------                -----      ------------                      --------------
 Douglas Krupp (52)               3        Chairman of the Board             February 8, 1996
                                            and Director
 David Marshall (51)              1        President, Chief Executive
                                            Officer and Director             March 1, 1996
*J. Paul Finnegan (74)            1        Director                          October 17, 1990
*Charles N. Goldberg (57)         3        Director                          October 17, 1990
*E. Robert Roskind (54)           2        Director                          October 17, 1990
*David M. deWilde (58)            1        Director                          March 8, 1993
*Terrance R. Ahern (43)           2        Director                          October 9, 1997
*Paul D. Kazilionis (41)          3        Director                          October 9, 1997
*Arthur P. Solomon (59)           2        Director                          October 9, 1997
 Ridge Frew (50)                           Executive Vice President and
                                            Chief Operating Officer          February 28, 1997
 Marianne Pritchard (49)                   Executive Vice President and
                                            Chief Financial Officer          August 15, 1991
 David Olney (38)                          Executive Vice President and
                                            Chief Investment Officer         March 1, 1996
 Dennis Suarez (45)                        Senior Vice President             March 1, 1996
 Kenneth J. Richard (43)                   Senior Vice President and
                                            Chief Accounting Officer         May 13, 1997
 James Jackson (64)                        Vice President                    February 28, 1997
 Scott D. Spelfogel (38)                   Secretary                         May 7, 1991

*Independent Directors

      Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition, investment sponsorship, mortgage banking, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp is a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II, and a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

      David Marshall was elected President of the Company on March 5, 1996 and Chief Executive Officer on February 28, 1997. He was President of Berkshire Realty

Affiliates, the former advisor to the Company and a member of The
Berkshire Group from January, 1995 until March, 1996. Before joining The Berkshire Group in July, 1986, Mr. Marshall was President of Resource Savings Association. Prior to that, Mr. Marshall served as a Vice President of Citicorp Real Estate, Inc. He holds a B.S. degree from Michigan State University and a M.B.A. degree from the University of Michigan.

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

      E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self-administered REIT, the shares of which are listed on the NYSE. Mr. Roskind has served in this capacity since October 1993. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, the predecessor of which he co-founded in 1974. He currently serves as a trustee of Krupp Government Income Trust and Krupp Government Income Trust II and Chairman of the Board of Trustees of Lexington Corporate Properties. He holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Columbia Law School. He has been a member of the New York Bar since 1970.

      David M. deWilde has been a Managing Partner of LAI Worldwide, an executive search firm headquartered in New York City, since January 1998. Prior to that he was Chief Executive Officer of Chartwell Partners International, Inc., an executive search firm headquartered in San Francisco, which was founded by Mr. deWilde in 1989. Previously, Mr. deWilde was Managing Director of Boyden International, Inc. Mr. deWilde is currently on the Board of Directors of Silicon Valley Bancshares. Mr. deWilde was Executive Vice President for Policy and Planning of the Federal National Mortgage Association from 1981 until 1983. His prior public service roles included President of the Government National Mortgage Association, Deputy Commissioner of the Federal Housing Administration and Deputy Assistant Secretary of the Department of Housing and Urban Development. Mr. deWilde's private sector background includes investment banking experience both as Managing Director of Lepercq de Neuflize & Co. from 1977 until 1981, and with Lehman Brothers, Inc., and legal experience. He holds an A.B. degree from Dartmouth College, a L.L.B. degree from the University of Virginia and a M.S. degree in Management from Stanford University.

      Terrance R. Ahern is a co-founder and principal of The Townsend Group, an institutional real estate consulting firm formed in 1986 which represents primarily tax-exempt clients such as public and private pension plans, endowment, foundation and multi-manager investments. Mr. Ahern is a member of the Board of Directors of the Pension Real Estate Association (PREA). He was formerly a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT). Prior to founding The Townsend Group, Mr. Ahern was a Vice President of a New York based real estate investment firm and was engaged in the private practice of law. Mr. Ahern received a B.A. and J.D. from Cleveland State University.

      Paul D. Kazilionis is a managing principal and a co-founder of Westbrook Partners, L.L.C., an investment advisor to institutional investors. Prior to co-founding Westbrook in March 1994, Mr. Kazilionis spent 12 years at Morgan Stanley ultimately serving as Managing Director of Morgan Stanley Realty and President of the general partner of the Morgan Stanley Real Estate Fund responsible for Morgan Stanley principal investing in real estate. Mr. Kazilionis received a B.A. degree from Colby College in 1979 and a M.B.A. degree from the Amos Tuck School of Business Administration in 1982.

      Arthur P. Solomon is a Managing Director of Lazard Freres & Co. LLC and has been head of the firm's Real Estate Group since 1989. Previously, Mr. Solomon was a Managing Director and head of real estate investment banking at Drexel Burnham Lambert from 1985 to 1989. Before that, he was Chief Executive Officer of the predecessor of The Berkshire Group from 1983 to 1985 and Executive Vice President and Chief Financial Officer of the Federal National Mortgage Association from 1981 to 1983. Mr. Solomon also was a tenured faculty member at Massachusetts Institute of Technology specializing in urban economics, housing and finance, and at the same time served as the Executive Director of the Harvard-MIT Joint Center for Urban Studies. He served on the President's Task Force on Domestic and Intergovernmental Affairs during the Johnson Administration. He holds a B.A. from Brown University, an M.A. from Trinity College and a Ph.D. in Economics from Harvard University.

      Ridge B. Frew is the Executive Vice President and Chief Operating Officer for the Company and is responsible for the management of the Company's multifamily property portfolio located primarily in the Mid-Atlantic and Southeast regions of the United States, Florida and Texas. Prior to that, he was a Divisional Vice President with Berkshire Property Management. Before joining Berkshire Property Management in April, 1992, Mr. Frew was President and Chief Executive Officer of McKinley Properties, responsible for the management and disposition of over 14,000 residential units and five million square feet of commercial space located in 16 states. Prior to that, he served as Vice President of Olind Jenni Properties and Director of Property Management for Nevada Savings and Loan. Mr. Frew received his B.A. degree from the University of Nevada.

      Marianne Pritchard is the Executive Vice President and Chief Financial Officer of the Company. Prior to joining the Company, she was Senior Vice President and Chief Financial Officer of Berkshire Realty Affiliates, the advisor and property manager for the Company and several affiliated real estate investment and mortgage companies. Prior to that, she was Vice-President and Controller of Liberty Real Estate Group, a subsidiary of Liberty Mutual Insurance Company from July 1989 to August 1991. She received her B.B.A. degree in Accounting from the University of Texas. She is a Certified Public Accountant.

      David J. Olney is the Executive Vice President and Chief Investment Officer with responsibility for all acquisitions, property sales, finance and other asset management activities for the Company. Previously, he held a similar position with The Berkshire Group and has held several positions within The Berkshire Group since April, 1986. Mr. Olney received a B.S. degree specializing in Finance from Bryant College and a M.B.A. degree from Babson College.

      Dennis Suarez has been Senior Vice President of Development since March 1, 1996. Prior to being elected to this position on March 1, 1996, he served in a similar position with Berkshire Multifamily Development Corporation, a member of The Berkshire Group, and was responsible for all development activities. Prior to joining Berkshire Multifamily Development Corporation in January, 1994, he was Vice President of Construction for Lane Management, Realty Construction Corp. He earned Bachelors degrees in Architecture and Building Construction from the University of Florida, and a B.A. degree in Interior Design from Southern College.

      Kenneth J. Richard is the Senior Vice President of Finance and Accounting and Chief Accounting Officer for the Company. Prior to his joining the Company in 1997, he was Vice President and Treasurer for The Beacon Companies, a developer, owner and manager of commercial properties, from 1994 to 1997. Prior to joining The Beacon Companies, Mr. Richard was Vice President and Chief Financial Officer of The Codman Company, Inc., a real estate brokerage and management firm in Boston, from 1991 to 1994. Mr. Richard holds a B.S. degree in Business Administration from Northeastern University. Mr. Richard is a Certified Public Accountant.

      James Jackson has been the Vice President of Human Resources for the Company since February 28, 1997. Prior to being elected to this position, he held a similar position with The Berkshire Group since March, 1987. Prior to that, he held the positions of Vice President of Human Resources for Helix Technology and GSX Corporation. He received an A.B. degree from Brown University, a M.S. degree from Union College, and a J.D. degree from Harvard Law School. He is admitted to the bar in Illinois, Massachusetts and Florida.

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

      There are no family relationships amongst the directors and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table provides compensation information for the Company's Chief Executive Officer and the four most highly compensated Executive Officers other than the Chief Executive Officer (the "Named Executive Officers") whose salary and bonus exceeded $100,000 for the years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                             Long-Term        All Other
                                                                                            Compensation     Compensation
                                                   Annual Compensation (1)                     Awards           ($)(2)
                                    ---------------------------------------------------     ------------     ------------
                                                                              Other          Securities
       Name and                                                Bonus          Annual         Underlying
  Principal Position                 Year     Salary($)       ($)(2)       Compensation (3)   Options(#)
  ------------------                 ----     ---------       ------       ------------       ----------
David Marshall                       1998      344,053        165,750        50,000           210,000         4,045
  President, Chief                   1997      325,000        198,120(5)    100,000              -            4,221
  Executive Officer                  1996      272,500        113,100          -              200,000            -
  And Director (4)
Ridge Frew                           1998      195,845         66,211        25,000              -            2,790
  Executive Vice                     1997      152,290         55,500          -              60,000          1,740
  President and Chief                1996        N/A             N/A          N/A               N/A             N/A
  Operating Officer (6)
Marianne Pritchard                   1998      191,399         74,000        25,000              -            1,000
  Executive Vice                     1997      160,804         81,000          -              21,000          1,000
  President and Chief                1996      131,623         46,158          -              40,000             -
  Financial Officer
David Olney                          1998      157,558        172,510        25,000              -             3,750
  Executive Vice                     1997      150,000        115,500          -              15,000           2,902
  President of Acquisition           1996      125,685         83,260          -              40,000             -
  and Chief
Investment
  Officer
Stephen Gorn                         1998      285,577           -             -                 -               -
  President of Mid-                  1997       27,500           -             -                 -               -
  Atlantic Division (7)              1996        N/A            N/A           N/A               N/A             N/A


(1) The Annual Compensation amounts for 1996, for all officers other than Mr. Frew and Mr. Gorn reflect ten months of compensation due to the Company becoming self-administered on March 1, 1996. Prior to March 1, 1996, all of the Executive Officers of the Company were employees of the Advisor and were compensated for their services (including services provided to the Company) by the Advisor. Therefore, the Executive Officers did not receive any direct remuneration from the Company, including options, stock appreciation rights, or rights under any long-term incentive plan. See Note 6, below, with respect to Mr. Frew and Note 7 with respect to Mr. Gorn.

(2) Includes matching contributions made by the Company under its Supplemental Executive Retirement Plan and 401(k) Plan. Mr. Marshall's amount also includes $596 representing the amount paid for split-dollar life insurance premiums.

(3) Represents forgiveness of the principal amount of the Stock Purchase Loans made to Mr. Marshall on February 28, 1997 and Messrs. Frew and Olney and Ms. Pritchard on January 2, 1998. (See Note P to the Consolidated Financial Statements for additional details related to the Stock Purchase Loans).

(4) Mr. Marshall was appointed as the Chief Executive Officer on February 28, 1997, therefore compensation information prior to that date reflects his compensation while serving as President only.

(5) Includes $3,120 representing a bonus payment in lieu of payment of term life insurance premiums.

(6) Mr. Frew's compensation only reflects the period from March 1, 1997 through December 31, 1998. Prior to March 1, 1997, Mr. Frew was an employee of the company that performed property management services (the "Property Manager") for the Company and was compensated for his services (including services provided to the Company) by the Property Manager. Therefore, Mr. Frew did not receive any direct remuneration from the Company, including options, stock appreciation rights, or rights under any long-term incentive plan prior to March 1, 1997.

(7) Mr. Gorn's compensation only reflects the period from November 14, 1997, his date of hire, through December 31, 1998. Mr. Gorn did not receive any direct remuneration from the Company, including options, stock appreciation rights, or rights under any long-term incentive plan prior to November 14, 1997. Mr. Gorn's employment with the Company was terminated on February 26, 1999.

      The Company has entered into employment agreements with the Chief Executive Officer and the Named Executive Officers as stated below.

      The employment agreements for Mr. Marshall and Ms. Pritchard commenced on March 1, 1996 and were to continue until December, 31, 1998. In September, 1998, Mr. Marshall's and Ms. Pritchard's agreements were amended to provide for increased severance benefits in the event of a "change of control" as defined in the agreements. The terms of the agreements were automatically extended, pursuant to the provisions of the agreements, until December 31, 1999. The amended agreements provide for a minimum annual base salary of $331,500 and $185,000, respectively. Such salaries may be increased at the sole discretion of the Board of Directors. Pursuant to the terms of the amended agreements, if either of the employment agreements are terminated by the Company other than for cause, the employee is entitled to receive all accrued but unpaid salary. In addition, certain termination payments are required. Mr. Marshall's agreement provides for eighteen monthly payments of one-twelfth of the base salary in effect at the date of termination and one-twelfth of the target bonus for the year in which the termination occurs (the "Monthly Severance Payments"), and Ms. Pritchard's agreement provides for nine Monthly Severance Payments. In the event of termination due to a change of control of ownership of the Company, Mr. Marshall's agreement provides for a lump-sum severance payment equal to thirty-six times the Monthly Severance Payment and Ms. Pritchard's agreement provides for a lump-sum severance payment equal to twenty-four times the Monthly Severance Payment.

      The Company entered into employment agreements with Messrs. Olney and Frew commencing on March 1, 1997 and continuing through December 31, 1998. In September, 1998, Mr. Olney's and Mr. Frew's agreements were amended to provide for increased severance benefits in the event of a "change of control" as defined in the agreements. The terms of the agreements were automatically extended, pursuant to the provisions of the agreements, until December 31, 1999. The amended agreements provide for minimum annual base salaries of not less than $153,000 for Mr. Olney and $188,700 for Mr. Frew. Such salaries may be increased by the Board of Directors in its sole discretion. If either of the employment agreements are terminated by the Company other than for cause, the employee is entitled to receive all accrued but unpaid salary. In addition, certain termination payments are required. Each agreement provides for nine Monthly Severance Payments and in the event of termination due to a change of control of ownership of the Company, each agreement provides for a lump-sum severance payment equal to twenty-four times the Monthly Severance Payment.

      Pursuant to the Questar Transaction, the Company entered into a five-year employment agreement with Stephen Gorn which commenced on November 14, 1997 and provided for annual base salary of $275,000. Further, upon termination the agreement provided for payments in the amount of five years pay reduced by any salary payments previously paid. In February, 1999, Mr. Gorn's employment with the Company was terminated and the Company paid Mr. Gorn a payment of $1,002,955 representing five years pay reduced by salary previously paid.

    The following table provides option information for the Company's Chief Executive Officer and the top four Executive Officers as of December 31, 1998. No options have been exercised by the Executive Officers as of December 31, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   Potential Realizable
                                                                                                     Value at Assumed
                                                                                                   Annual Rates of Stock
                                                                                                    Price Appreciation
                                                                                                    For Option Term (1)
                                                   Individual Grants                                   (in thousands)
                       ---------------------------------------------------------------------    ---------------------------
                                            % of Total
                                             Options
                        Number of           Granted to
                       Securities           Employees
                       Underlying           in Fiscal          Exercise          Expiration
Name                     Options              Year              Price               Date            5%($)            10%($)
----                   ----------           ----------         --------          ----------        ------            ------

David Marshall          97,400                 18%               11.88             2/12/08          728               1,844
                       112,600                 21%               11.88             5/21/08          829               2,111
Ridge Frew                -                   N/A                 N/A                N/A            N/A                N/A
Marianne Pritchard        -                   N/A                 N/A                N/A            N/A                N/A
David Olney               -                   N/A                 N/A                N/A            N/A                N/A
Stephen Gorn              -                   N/A                 N/A                N/A            N/A                N/A

(1) Values calculated using 5% and 10% annual rates of appreciation of stock price over the option term less original exercise price.

                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                        Number of
                                                                        Securities                    Value of
                                                                        Underlying                   Unexercised
                                                                        Unexercised                  in-the-Money
                                                                         Options at                   Options at
                                                                        Fiscal Year-                 Fiscal Year-
                          Shares                   Value                  End (#)                      End ($)
                        Acquired on               Realized             Exercisable/                  Exercisable/
Name                    Exercise (#)                 ($)               Unexercisable                 Unexercisable
----                    ------------              --------             -------------                 -------------

David Marshall               0                       0                312,600/97,400                     0/0
Ridge Frew                   0                       0                 36,000/24,000                     0/0
Marianne Pritchard           0                       0                 47,000/14,000                     0/0
David Olney                  0                       0                 45,000/10,000                     0/0
Stephen Gorn                 0                       0                       0                           0/0

    Independent Directors are entitled to receive compensation from the Company for serving as Directors at the rate of $25,000 per year, subject to increases with the prior approval of the Board of Directors. During 1998, all directors received $25,000 for their services. During 1997, Directors deWilde, Roskind, Finnegan, and Goldberg, each received $25,000 for their services. Directors Ahern, Kazilionis and Solomon received $6,250 for their services as they were elected on October 9, 1997 and therefore, did not serve a full year on the Board. During 1996, 1995, 1994 and 1993, each Independent Director received $25,000 for his services, except for Mr. deWilde, who was elected during 1993 and received $18,750 during 1993.

    On August 14, 1997, the shareholders approved the adoption of the Berkshire Realty Company, Inc. Directors Retainer Fee Plan (the "Fee Plan") which allows non-employee directors of the Company to elect to receive all or part of their annual compensation in cash or in shares of common stock. The maximum number of shares of common stock that can be issued pursuant to the Fee Plan is 40,000. In 1998, two directors elected to receive their annual compensation in shares of common stock. In 1997, all directors received their annual retainer fee in cash on a quarterly basis.

    Pursuant to the Berkshire Realty Company Inc. Amended and Restated Stock Option Plan (the "Amended Stock Plan"), each non-employee director receives initial and annual stock option grants in recognition of their service as a director and if applicable, as the chair or a member of a committee of the Board.

     On May 21, 1998, Messrs. de Wilde, Finnegan, Goldberg, and Roskind were granted stock options in share amounts of 6,000, 6,000, 4,000 and 5,000, respectively. On May 13, 1997, Messrs. deWilde, Finnegan, Goldberg and Roskind were granted stock options in share amounts of 5,000, 6,000, 4,000, and 5,000, respectively. On November 13, 1997, Messrs. Ahern, Kazilionis and Solomon were granted stock options in the share amounts of 6,000, 5,000, and 5,000, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

     The following table sets forth certain information, as of March 5, 1999, with respect to the beneficial ownership of shares of Common Stock and Preferred Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock or Preferred Stock; (ii) the Directors of the Company; (iii) the Chief Executive Officer of the Company and the four most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1998; and (iv) all current directors and executive officers of the Company as a group.

TITLE OF CLASS           NAME AND ADDRESS OF          AMOUNT AND NATURE OF                 PERCENTAGE
                         BENEFICIAL OWNER (1)         BENEFICIAL INTEREST (2)              OF CLASS (3)
--------------------------------------------------------------------------------------------------------
PREFERRED STOCK
---------------
Preferred Stock          Cudd & Co.                      188,552 Shares (4)                       6.9%
                         599 Lexington Avenue
                         New York, NY  10022
Preferred Stock          Paul D. Kazilionis            2,337,000 Shares (4)(5)                   85.4%
Preferred Stock          Westbrook Berkshire             254,117 Shares (4)                       9.3%
                         Co-Holdings, L.L.C.
                         599 Lexington Avenue
                         Suite 3800
                         New York, NY  10022
Preferred Stock          Westbrook Berkshire           2,082,883 Shares (4)                      76.1%
                         Holdings, L.L.C.
                         599 Lexington Avenue
                         Suite 3800
                         New York, NY  10022
Preferred Stock          All Directors and
                         Executive Officers
                         as a group (17 people)        2,337,000 Shares (4)(5)                   85.4%

COMMON STOCK
------------

Common Stock             Terrance Ahern                        0 Shares                            (6)
Common Stock             The Berkshire Companies       3,209,091 Shares (7)                         8%
                         Limited Partnership
Common Stock             Blackstone Real Estate        5,881,369 Shares (8)                        14%
                         Acquisitions III L.L.C.
                         345 Park Avenue
                         New York, NY 10154
Common Stock             Blackstone Real Estate        5,881,369 Shares (8)                        14%
                         Advisors III L.P.
                         345 Park Avenue
                         New York, NY 10154
Common Stock             BRE Advisors III L.L.C.       5,881,369 Shares (8)                        14%
                         345 Park Avenue
                         New York, NY 10154
Common Stock             David M. deWilde                 21,800 Shares (9)                        (6)
Common Stock             Paul Finnegan                    22,000 Shares (10)                       (6)
Common Stock             Ridge Frew                       91,036 Shares (11)                       (6)
Common Stock             Charles Goldberg                 18,000 Shares (12)                       (6)
Common Stock             Goldman, Sachs & Co.          5,881,369 Shares (13)                       14%
                         85 Broad Street
                         New York, NY 10004
Common Stock             The Goldman Sachs Group,      5,881,369 Shares (13)                       14%
                         L.P.
                         85 Broad Street
                         New York, NY 10004
Common Stock             Stephen Gorn                    357,382 Shares (14)                       (6)
Common Stock             Gregory J. Hartman            5,688,107  Shares(15)                     13.2%
                         345 California Street
                         Suite 3450
                         San Francisco, CA 94104
Common Stock             Paul Kazilionis               5,688,107 Shares (15)(16)                 13.2%
Common Stock             KGP-1, Incorporated           3,744,066 Shares (17)                      9.3%
Common Stock             KGP-2, Incorporated           3,744,066 Shares (18)                      9.3%
Common Stock             Douglas Krupp                 5,866,369 Shares  (19)                      14%
Common Stock             George Krupp                  5,871,269 Shares (20)                       14%
Common Stock             David Marshall                  409,747 Shares (21)                      1.1%
Common Stock             Morgan Stanley Dean           1,995,300 Shares (22)                      5.3%
                         Witter & Co.
                         1585 Broadway
                         New York, NY 10036
Common Stock             Morgan Stanley Dean Witter    1,958,700 Shares (22)                      5.2%
                         Investment Management Inc.
                         1221 Avenue of the Americas
                         New York, NY 10020
Common Stock             David Olney                      95,674 Shares (23)                       (6)

Common Stock             Jonathan H. Paul              5,688,107 Shares (15)                     13.2%
                         599 Lexington Avenue
                         Suite 3800
                         New York, NY 10022
Common Stock             Peter G. Peterson             5,881,369 Shares (8)                        14%
                         345 Park Avenue
                         New York, NY 10154
Common Stock             Marianne Pritchard               98,228 Shares (24)                       (6)
Common Stock             E. Robert Roskind                38,000 Shares (25)                       (6)
Common Stock             Stephen A. Schwarzman         5,881,369 Shares (8)                        14%
                         345 Park Avenue
                         New York, NY 10154
Common Stock             Arthur Solomon                        0                                   (6)
Common Stock             William H. Walton III         5,688,107 Shares (15)                     13.2%
                         599 Lexington Avenue
                         Suite 3800
                         New York, NY 10022
Common Stock             Westbrook Berkshire           5,688,107 Shares (15)                     13.2%
                         Co-Holdings, L.L.C.
                         599 Lexington Avenue
                         Suite 3800
                         New York, NY 10022
Common Stock             Westbrook Berkshire           5,688,107 Shares (15)                     13.2%
                         Holdings, L.L.C.
                         599 Lexington Avenue
                         Suite 3800
                         New York, NY 10022
Common Stock             Westbrook Real Estate         5,688,107 Shares (15)                     13.2%
                         Co-Investment
                         Partnership II, L.P.
                         599 Lexington Avenue
                         Suite 3800
                         New York, NY 10022
Common Stock             Westbrook Real Estate         5,688,107 Shares (15)                     13.2%
                         Fund II, L.P.
                         599 Lexington Avenue
                         Suite 3800
                         New York, NY 10022
Common Stock             Westbrook Real Estate         5,688,107 Shares (15)                     13.2%
                         Partners, L.L.C.
                         599 Lexington Avenue
                         Suite 3800
                         New York, NY 10022
Common Stock             Westbrook Real Estate         5,688,107 Shares (15)                     13.2%
                         Partners Management II, L.L.C.
                         599 Lexington Avenue
                         Suite 3800
                         New York, NY 10022
Common Stock             WH Advisors, L.L.C. XI        5,881,369 Shares (13)                       14%
                         85 Broad Street
                         New York, NY 10004
Common Stock             Whitehall Street Real         5,881,369 Shares (13)                       14%
                         Estate Limited Partnership XI
                         85 Broad Street
                         New York, NY 10004
Common Stock             All Directors and
                         Executive Officers
                         as a group (17 people)       12,853,331 Shares (26)                     26.4%

    (1) The address of each person, except as noted, is c/o Berkshire Realty Company, Inc., One Beacon Street, Suite 1550, Boston, Massachusetts 02108.

    (2) Excepted as indicated in the other notes to this table for each beneficial owner, information relating to beneficial ownership is based upon information furnished by each person using "beneficial ownership" concepts set forth in rules of the Securities and Exchange Commission (the "SEC") under
Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under those rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power" which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days after March 5, 1999. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in other notes to this table, directors and executive officers possessed sole voting and investment power with respect to all shares of Common Stock and Preferred Stock referred to in the table.

    (3) Any Common Stock not outstanding which is subject to options or conversion privileges which the beneficial owner had the right to exercise as of March 5, 1999 or within 60 days thereof shall be deemed outstanding for purposes of computing the percentage of Common Stock owned by such beneficial owner but shall not be deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other beneficial owner. However, for purposes of determining the percentage of Common Stock owned by the Directors and Officers as a group, any Common Stock not outstanding which is subject to options or conversion privileges which a member of the group had the right to exercise as of March 5, 1999 or within 60 days thereafter shall be deemed outstanding for purposes of computing the percentage of ownership of the group.

    (4) Information with respect to the Preferred Stock held by Cudd & Co., Westbrook Berkshire Co-Holdings, L.L.C. ("Co-Holdings"), and Westbrook Berkshire Holdings, L.L.C. ("Holdings") is based on the Company's stock ledger records.

    (5) Mr. Kazilionis is an indirect beneficial owner of the 2,082,883 shares of Preferred Stock held by Holdings and the 254,117 shares of Preferred Stock held by Co-Holdings, by virtue of being a managing principal of Westbrook Real Estate Partners, L.L.C. ("WREP"), an affiliate of Holdings and Co-Holdings. Mr. Kazilionis has shared voting and investment powers for these shares and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

    (6) The amount owned does not exceed one percent of the Common Stock of the Company outstanding as of March 5, 1999.

    (7) According to a joint filing made by The Berkshire Companies Limited Partnership ("BCLP"), Douglas Krupp, George Krupp, KGP-1, Incorporated ("KGP-1") and KGP-2, Incorporated ("KGP-2") (collectively, the "Krupp Affiliates") on a
Schedule 13D filed with the SEC on March 4, 1999 (the "Krupp Schedule 13D"), BCLP claims to have sole voting and sole dispositive power over 3,209,091 shares of Common Stock by virtue of their record ownership of 3,209,091 Operating Partnership Units ("OP Units") in BRI OP Limited Partnership (the "Operating Partnership"), the operating partnership of which the Company is a special limited partner and whose general partner is a wholly-owned subsidiary of the Company, which are convertible on a one-for-one basis for shares of the Company's Common Stock or cash, at the election of the Company. According to the Krupp Schedule 13D, BCLP disclaims beneficial ownership of Common Stock issuable upon the conversion of OP Units because the Company may elect to substitute cash in lieu of issuing such Common Stock.

    (8) According to a joint filing made by Blackstone Real Estate Acquisitions III L.L.C., Blackstone Real Estate Advisors III L.P., BRE Advisors III L.L.C., Peter G. Peterson, and Stephen A. Schwarzman (collectively, the "Blackstone Affiliates") on Schedule 13D filed with the SEC on March 4, 1999 (the "Blackstone 13D") and a Form 3 filed with the SEC on March 4, 1999 (the "Blackstone Form 3"), the Blackstone Affiliates, together with the Whitehall Affiliates (as defined in Note 13 below) and the Krupp Affiliates, formed Aptco, LLC ("Aptco") for the purpose of submitting a merger proposal to the Company pursuant to which, among other things, Aptco would acquire the Company. According to the Blackstone 13D, as a result of this proposal, the Blackstone Affiliates, together with the Whitehall Affiliates and the Krupp Affiliates may be deemed to constitute a "group" within the meaning of Section 13(d) of the Exchange Act, and the Blackstone Affiliates may be deemed to have acquired beneficial ownership of the shares of Common Stock of the Company owned or deemed to be beneficially owned by the Krupp Affiliates. According to the Blackstone 13D and the

Blackstone Form 3, the Blackstone Affiliates do not affirm the existence of a group for the purpose of Section 13(d) of the Exchange Act or for any other purpose, and the Blackstone Affiliates disclaim beneficial ownership of and any pecuniary interest in any shares of Common Stock, including those beneficially owned by the Krupp Affiliates.

    (9) Mr. deWilde directly owns 2,800 shares of Common Stock. In addition, Mr. deWilde has the right to acquire 19,000 shares of Common Stock pursuant to Options.

    (10) Mr. Finnegan directly owns 700 shares of Common Stock. He disclaims beneficial ownership of 300 shares of Common Stock owned by his wife. In addition, Mr. Finnegan has the right to acquire 21,000 shares of Common Stock pursuant to Options.

    (11) Mr. Frew directly owns 43,036 shares of Common Stock. In addition, Mr. Frew has the right to acquire 48,000 shares of Common Stock pursuant to Options.

    (12) Mr. Goldberg owns no shares of Common Stock directly. Mr. Goldberg has the right to acquire 18,000 shares of Common Stock pursuant to Options.

    (13) According to a joint filing made by The Goldman Sachs Group, L.P. ("GSG"), Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), WH Advisors, L.L.C. XI ("WH Advisors") and Goldman, Sachs & Co. ("GS&Co.") (collectively, the "Whitehall Affiliates") on Schedule 13D filed with the SEC on March 4, 1999 (the "Whitehall 13D") and a Form 3 filed with the SEC on March 4, 1999 (the "Whitehall Form 3"), the Whitehall Affiliates, together with the Blackstone Affiliates and the Krupp Affiliates, formed Aptco, LLC ("Aptco") for the purpose of submitting a merger proposal to the Company pursuant to which, among other things, Aptco would acquire the Company. The Whitehall 13D states that as a result of this proposal, the Whitehall Affiliates, together with the Blackstone Affiliates and the Krupp Affiliates may be deemed to constitute a "group" within the meaning of Section 13(d) of the Exchange Act, and the Whitehall Affiliates may be deemed to have acquired beneficial ownership of the shares of Common Stock of the Company owned or deemed to be beneficially owned by the Krupp Affiliates. According to the Whitehall 13D and the Whitehall Form 3, the Whitehall Affiliates do not affirm the existence of a group for the purpose of Section 13(d) of the Exchange Act or for any other purpose, and the Whitehall Affiliates disclaim beneficial ownership of and any pecuniary interest in any shares of Common Stock, including those beneficially owned by the Krupp Affiliates.

    Further, the Whitehall 13D and the Whitehall Form 3 state that as of February 22, 1999, each of GSG and GS&Co. may be deemed to beneficially own, for
Section 13(d) purposes, 27,208 shares of Common Stock held in client accounts with respect to which GS&Co. or employees of GS&Co. have voting or investment discretion, or both ("GS&Co. Managed Accounts"). According to the Whitehall 13 D and the Whitehall Form 3, each of GSG and GS&Co. disclaims beneficial ownership of Common Stock held in GS&Co. Managed Accounts, and neither GSG nor GS&Co. has a "pecuniary interest" in such Common Stock. The Whitehall 13D and the Whitehall Form 3 states that GSG is the general partner of and owns a 99% interest in GS&Co. which is the investment manager of Whitehall.

    (14) Mr. Gorn owns 138,960 shares of Common Stock and directly owns 218,422 OP Units in the Operating Partnership.

    (15) According to a joint filing made by WREP, Westbrook Real Estate Partners Management II, L.L.C. ("WREM II"), WREF II, Westbrook Real Estate Co-Investment Partnership II, L.P. ("WRECIP II"), Holdings, Co-Holdings, Gregory
J. Hartman, Paul D. Kazilionis, Jonathan H. Paul and William H. Walton, III (collectively, the "Westbrook Affiliates") on Schedule 13D made with the SEC on February 25, 1999 (the "Westbrook Schedule 13D"), each of the Westbrook Affiliates has shared voting power over 5,688,107 shares of Common Stock and dispositive power over 4,857,547 shares of Common Stock. Each Westbrook Affiliate, except Co-Holdings, disclaims beneficial ownership of the Co-Holdings Conversion Shares (as defined in the Westbrook 13D). Each Westbrook Affiliate, except Holdings, disclaims ownership of the Holdings Conversion Shares (as defined in the Westbrook 13D).

    (16) According to information provided to the Company by Mr. Kazilionis, he owns no shares of Common Stock directly and he is the indirect beneficial owner of the 2,082,883 shares of Preferred Stock held of record by Holdings and 254,117 shares of Preferred Stock held of record by Co-Holdings, by virtue of being a managing principal of WREP, an affiliate of Holdings and Co-Holdings. Mr. Kazilionis has shared voting and investment powers for these shares. According to the Company's records, as of September 19, 1998, these shares of Preferred Stock became convertible into shares of Common Stock based on the conversion ratio in effect at the time of conversion. As of March 5, 1999, Holdings has the right to acquire 4,323,232 shares of Common Stock in exchange for its shares of Preferred Stock and Co-Holdings has the right to acquire 527,445 shares of Common Stock in exchange for its shares of Preferred Stock based on a conversion ratio of 2.0756.

    (17) According to the Krupp Schedule 13D, KGP-1 claims to have shared voting and shared dispositive power over 3,744,066 shares of Common Stock consisting of
(i) 3,209,091 OP Units in the Operating Partnership owned of record by BCLP, which are convertible on a one-for-one basis for shares of the Company's Common Stock, or cash at the election of the Company, and over which KGP-1 has shared voting power and shared dispositive power; and (ii) 534,975 OP Units in the Operating Partnership owned of record by GN Limited Partnership which are convertible on a one-for-one basis for shares of the Company's Common Stock, or cash at the election of the Company, and over which KGP-1 has shared voting power and shared dispositive power. According to the Krupp Schedule 13D, KGP-1 disclaims beneficial ownership of Common Stock issuable upon the conversion of OP Units because the Company may elect to substitute cash in lieu of issuing such Common Stock.

    (18) According to the Krupp Schedule 13D, KGP-2 claims to have shared voting and shared dispositive power over 3,744,066 shares of Common Stock consisting of
(i) 3,209,091 OP Units in the Operating Partnership owned of record by BCLP, which are convertible on a one-for-one basis for shares of the Company's Common Stock, or cash at the election of the Company, and over which KGP-2 has shared voting power and shared dispositive power; and (ii) 534,975 OP Units in the Operating Partnership owned of record by GN Limited Partnership which are convertible on a one-for-one basis for shares of the Company's Common Stock, or cash at the election of the Company, and over which KGP-2 has shared voting power and shared dispositive power. According to the Krupp Schedule 13D, KGP-2 disclaims beneficial ownership of Common Stock issuable upon the conversion of OP Units because the Company may elect to substitute cash in lieu of issuing such Common Stock.

    (19) According to the Krupp Schedule 13D, Douglas Krupp claims to have sole voting and sole dispositive power over 10,100 shares of Common Stock of which he is the direct beneficial owner. According to the Krupp Schedule 13D, Mr. Krupp claims to have shared voting and shared dispositive power over 5,856,269 shares of Common Stock consisting of (i) 512,203 shares of Common Stock owned of record by Berkshire Realty Advisors Limited Partnership, as to which Mr. Krupp has shared voting and shared dispositive power; (ii) 534,975 OP Units in the Operating Partnership owned of record by GN Limited Partnership which are convertible on a one-for-one basis for shares of the Company's Common Stock or cash, at the election of the Company, and over which Mr. Krupp has shared voting power and shared dispositive power; (iii) 1,600,000 OP Units in the Operating Partnership owned of record by Turtle Creek Associates Limited Partnership which are convertible on a one-for-one basis for shares of the Company's Common Stock, or cash at the election of the Company, and over which Mr. Krupp has shared voting power and shared dispositive power; and (iv) 3,209,091 OP Units in the Operating Partnership owned of record by BCLP, which are convertible on a one-for-one basis for shares of the Company's Common Stock, or cash at the election of the Company, and over which Mr. Krupp has shared voting power and shared dispositive power. According to the Krupp 13D, Douglas Krupp disclaims beneficial ownership of Common Stock issuable upon the conversion of OP Units because the Company may elect to substitute cash in lieu of issuing such Common Stock. Also stated in the Krupp 13D, although Mr. Krupp may be deemed to beneficially own 15,950 shares of Common Stock owned of record by Judy Krupp, Richard Krupp and Alex Krupp such shares were excluded from the table and, pursuant to Rule 13d-4 of the Exchange Act, the filing of this statement shall not be construed as an admission that Douglas Krupp beneficially owns such shares.

    (20) According to the Krupp Schedule 13D, George Krupp claims to have sole voting and sole dispositive power over 15,000 shares of Common Stock of which he is the direct beneficial owner. According to the Krupp Schedule 13D, Mr. Krupp claims to have shared voting and shared dispositive power over 5,856,269 shares of Common Stock consisting of (i) 512,203 shares of Common Stock owned of record by Berkshire Realty Advisors Limited Partnership, as to which Mr. Krupp has shared voting and shared dispositive power; (ii) 534,975 OP Units in the Operating Partnership owned of record by GN Limited Partnership which are convertible on a one-for-one basis for shares of the Company's Common Stock or cash, at the election of the Company, and over which Mr. Krupp has shared voting power and shared dispositive power; (iii) 1,600,000 OP Units in the Operating Partnership owned of record by Turtle Creek Associates Limited Partnership which are convertible on a one-for-one basis for shares of the Company's Common Stock, or cash at the election of the Company, and over which Mr. Krupp has shared voting power and shared dispositive power; and (iv) 3,209,091 OP Units in the Operating Partnership owned of record by BCLP, which are convertible on a one-for-one basis for shares of the Company's Common Stock, or cash at the election of the Company, and over which Mr. Krupp has shared voting power and shared dispositive power. According to the Krupp 13D, George Krupp disclaims beneficial ownership of Common Stock issuable upon the conversion of OP Units because the Company may elect to substitute cash in lieu of issuing such Common Stock. Also stated in the Krupp 13D, although Mr. Krupp may be deemed to beneficially own 26,160 shares of Common Stock owned of record by Elizabeth Krupp, Daniel Krupp and Michael Krupp such shares were excluded from the table and, pursuant to Rule 13d-4 of the Exchange Act, the filing of this statement shall not be construed as an admission that George Krupp beneficially owns such shares.

    (21) Mr. Marshall directly owns 90,804 shares of Common Stock. He disclaims beneficial ownership of 6,343 shares of Common Stock owned by various members of his family. In addition, Mr. Marshall has the right to acquire 312,600 shares of Common Stock pursuant to Options.

    (22) According to a joint filing made by Morgan Stanley Dean Witter & Co. ("MSDW") and Morgan Stanley Dean Witter Investment Management Inc. ("MSDWI") on
Schedule 13G filed with the SEC on February 8, 1999, MSDW has shared voting and dispositive power over 1,995,300 shares of Common Stock and MSDWI has shared voting and shared dispositive power over 1,958,700 shares of Common Stock. In said filing, MSDW and MSDWI further state that they are Investment Advisers registered under Section 203 of the Investment Advisers Act of 1940 and that MSDWI is a wholly owned subsidiary of MSDW. According to the filing, MSDWI manages accounts on a discretionary basis and said accounts have the right to receive or the power to direct the receipt of dividends from, or the proceeds from, the sale of such securities. The filing further states that no such account holds more than 5% of the class.

    (23) Mr. Olney directly owns 45,674 shares of Common Stock. In addition, Mr. Olney has the right to acquire 50,000 shares of Common Stock pursuant to Options.

    (24) Ms. Pritchard directly owns 44,228 shares of Common Stock. In addition, Ms. Pritchard has the right to acquire 54,000 shares of Common Stock pursuant to Options.

    (25) Mr. Roskind directly owns 20,000 shares of Common Stock. In addition, Mr. Roskind has the right to acquire 18,000 shares of Common Stock pursuant to Options.

    (26) All Directors and Executive Officers as a group directly or indirectly own 919,136 shares of Common Stock. In addition, all Directors and Officers as a group have the right to acquire shares of Common Stock pursuant to 683,600 Options. All Directors and Executive Officers as a group, directly or indirectly own 5,562,488 OP Units. Typically, holders of OP Units acquire conversion rights one year and ten days from the date of issuance whereupon the OP Units are redeemable on a one-for-one basis for shares of Common Stock or at the Company's election, for cash. As of March 5, 1999, 5,562,488 of these OP Units have acquired conversion rights or will acquire such rights within 60 days thereafter. All Directors and Executive Officers as a group, directly or indirectly own 2,082,883 shares of Preferred Stock held by Holdings and the 254,117 shares of Preferred Stock held by Co-Holdings, by virtue of Mr. Kazilionis' position as a managing principal of WREP. According to the Westbrook
Schedule 13D, Mr. Kazilionis has shared dispositive power over 5,688,107 shares of Common Stock. Accordingly, all Directors and Executive Officers have shared voting and dispositive power over 5,688,107 shares of Common Stock.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

    Based on a review of the copies of the forms furnished to the Company or representations by reporting persons, all of the filing requirements applicable to its Executive Officers, Directors and greater than 10% stockholders were met for the year ended December 31, 1998 except for the late filing of a Form 4 report with respect to a transaction in late 1997 for E. Robert Roskind, and the late filing of a Form 5 report for David de Wilde that was originally timely filed, however the registrant's name was inadvertently omitted from the filing and a corrected filing was not provided to the Commission until late 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

     Douglas Krupp, by virtue of indirect ownership interests in The Berkshire Companies Limited Partnership and its affiliates ("BCLP"), is deemed to have direct or indirect material interests in certain transactions.

     The Company receives management fees and reimbursements associated with third-party management contracts which are primarily with partnerships affiliated with Mr. Krupp. The Company received management fees and reimbursements of approximately $3,238,000 related to affiliated third-party management contracts for the year ended December 31, 1998.

     The Company has an agreement with BCLP whereby each party will provide certain administrative services for the other party. Pursuant to this agreement, BCLP provides services related to computer systems support, legal services, and investor records support and the Company provides human resources services, insurance and real estate tax support. During the year ended December 31, 1998, the net amount of fees paid or accrued to BCLP was $1,302,462.

     Stephen Gorn, by virtue of his indirect ownership interest in GGC, L.L.C. ("GGC"), is deemed to have direct or indirect material interests in a non-negotiable promissory note in the amount of $7,500,000 that was issued by GGC to the Company on November 14, 1997. This note requires interest payments at an annual rate of 11.39% commencing December 1, 1997, and continuing until the outstanding balance is paid in full. A principal payment in the amount of $3,750,000, together with all accrued and unpaid interest and other charges thereunder, will be due and payable on the third anniversary of the Funding Date. A portion of the Units and Shares received by the members of GGC, as a result of the Questar Transaction have been pledged as collateral for the promissory note. The remaining unpaid principal balance and accrued and unpaid interest and other charges will be due and payable on the fifth anniversary of the Funding Date. The Company recorded interest income of approximately $854,000 related to the promissory note for the year ended December 31, 1998. The largest outstanding amount of indebtedness on the promissory note was $7,500,000 from January 1, 1998 until February 5, 1999 when a pre-payment of $3,750,000 was made reducing the outstanding balance of the promissory note to $4,000,000.

     As President and Chief Executive Officer of Questar Builders, Inc., Stephen Gorn is deemed to have a direct or indirect material interest in the Company's acquisition of Granite Run Apartments from Questar Builders, Inc., on January 7, 1999 for $25.5 million pursuant to the terms of the development contribution agreement entered into by the Company and Questar Builders, Inc.

     Mr. Gorn is also deemed to have an indirect or direct material interest in the Development Acquisition Agreement entered into by Questar Builders, Inc. and the Company pursuant to which the Company has an exclusive right to acquire all apartment communities developed by Questar Builders, Inc. which meet the Company's acquisition and development criteria. Questar Builders, Inc. will receive a development fee of 7% of the total development cost per property acquired by the Company.

     Mr. Gorn is also deemed to have direct or indirect material interest in a five year lease that the Company entered into with an affiliate of Mr. Gorn on November 14, 1997 for 6,900 square feet of space at an annual gross rent of approximately $140,000 which the Company incurred as rent expense for the year ended December 31, 1998.

      The Company entered into separate five-year employment agreements with Stephen Gorn, his brother-in-law, John Colvin and a five year consulting agreement with his father, Morton Gorn. Each of these agreements commenced on November 14, 1997 and were terminated on February 26, 1999. These agreements provided for annual base salaries of $275,000 and $125,000 and a consulting fee of $50,000 respectively. The agreements provided for payments for each individual in the amount of five years pay reduced by any salary payments previously paid.

     As noted above, on February 26, 1999, the Company terminated these agreements and made the required payments to Messrs. Stephen Gorn, John Colvin and Morton Gorn in the amounts of $1,002,955, $453,432, and $187,307 respectively.

     Mr. Marshall is indebted to the Company pursuant to a $1 million Stock Purchase Loan approved by the Board of Directors on February 28, 1997. On March 4, 1997, the loan proceeds were used to purchase 86,956 Shares of the Company's common stock at $11.50 per Share. The terms of the loan provide for, among other things, an interest rate of 7.8% per year payable quarterly and an annual forgiveness feature of 5% of the original principal so long as Mr. Marshall is employed by the Company. Additional annual forgiveness of up to another 5% may be granted if certain Company performance measures are met. The maximum forgiveness in one year is 10%. If Mr. Marshall terminates his employment, the loan is due and payable six months from termination. However, in the event of change of control of the Company, as defined in the loan agreement, any then outstanding principal and interest due shall be forgiven. In 1998, $50,000 of the principal amount of the loan was forgiven, resulting in an unpaid principal balance of $850,000 as of December 31, 1998.

     On December 9, 1997, the Board of Directors approved three additional Stock Purchase Loans, each in the amount of $500,000 to Marianne Pritchard, David Olney and Ridge Frew to be effective as of January 2, 1998. The loan proceeds were used to purchase 126,984 shares of the Company's Common Stock. The terms of the loans are similar to those of the President's Stock Purchase Loan. In 1998, $25,000 of the principal amount of each loan was forgiven, resulting in an unpaid principal balance of $475,000 on each loan as of December 31, 1998.

     On March 4, 1999, Douglas Krupp filed a joint statement with BCLP, KGP-1, KGP-2 and George Krupp (collectively the "Krupp Affiliates") on Schedule 13D with the SEC which stated that on February 22, 1999, BCLP together with the Whitehall Affiliates and the Blackstone Affiliates, formed Aptco, LLC ("Aptco"), for the purpose of submitting a merger proposal in the form of a letter (the "Offer Letter") to the Company pursuant to which, among other things, Aptco would acquire the Company and holders of Common Stock would receive cash in exchange for their shares. According to the Schedule 13D, Aptco made a proposal with respect to a transaction in which (i) the Company would merge (the "Company Merger") with and into Aptco and (ii) a subsidiary of Aptco ("Aptco Sub") would merge with and into BRI OP Limited Partnership. According to the 13D, pursuant to the proposed terms of the Company Merger, all outstanding Common Stock not held by Aptco or Aptco Sub (other than Dissenting shares) would be converted into $11.05 per share in cash (the "Cash Price"), and all outstanding shares of the Company's Series 1997-A Convertible Preferred Stock (the "Preferred Stock"), (other than dissenting shares) would be converted into an amount per share in cash equal to the "change of control preference" specified in the Company's certificate of designation in respect of the Preferred Stock. According to the
Schedule 13D, Aptco's proposal expired by its terms at 5:00 p.m. on March 1, 1999 and the Krupp Affiliates reserve the right to change their plans and intentions at any time, as they deem appropriate, and may or may not submit a revised proposal or extend the expiration date of the proposal contained in the Offer Letter.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
--------

(a)   1.    Financial Statements - see Index to Consolidated Financial
            Statements, Schedules, and Summary Quarterly Financial
            Information included under Item 8, Appendix A, on page F-2 of this report.

      2. Financial Statement Schedule - Consolidated Financial Statement Schedule to the Consolidated Financial Statements are included under Item 8, Appendix A on pages F-37 through F-43. Certain other schedules are omitted as they are not applicable or not required or because the information is provided in the Consolidated Financial Statements or the Notes thereto.

(b)   Exhibits:

      Number and Description
      Under Regulation S-K
      --------------------

      The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

      (3)   Articles of Incorporation and By-Laws.

            3.1    Restated Certificate of Incorporation of the Company [Exhibit
                   3.1 to the Company's Registration Statement on Form S-4 (File No. 33-37592)].*

            3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company [Exhibit 3.11 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 33-37592)].*

            3.3    Bylaws as amended of Berkshire Realty Company, Inc.*

            3.4 Bylaws of the Company, as amended on February 4, 1993. [Exhibit 3.3 to Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 10-10660)].*

            3.5 Bylaws of Berkshire Realty Company, Inc., as amended on February 28, 1996. [Exhibit 3.4 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

      (4) Instruments defining the rights of security holders, including indentures.

      Common Stock
      ------------

            4.1 Berkshire Realty Company, Inc. Certificate of Common Stock. [Exhibit 4.1 to Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 10-10660)].*

      Preferred Stock
      ---------------

            4.2 Certificate of Designation designating 2,737,000 shares of Preferred Stock of 2,737,000 shares of Series 1997-A Convertible Preferred Stock (par value $0.01 per share) dated October 31, 1997.+

            4.3 Stock Purchase Agreement among Berkshire Realty Company, Inc., Westbrook Real Estate Fund II, L.P. and Westbrook Berkshire Holdings, L.L.C. dated as of September 19, 1997.*

            4.4 Exchange and Amendment Agreement among Berkshire Realty Company, Inc., Westbrook Berkshire Holdings, L.L.C. and Morgan Stanley Asset Management, Inc., as attorney in fact for certain clients, dated as of September 30, 1997.*

            4.5 Registration Rights Agreement between Berkshire Realty Company, Inc. and Westbrook Berkshire Holdings, L.L.C.*

      (10)  Material Contracts
            ------------------

                   Credit Agreement
                   ----------------

            10.1 Revolving Credit Agreement among the Company, BRI OP Limited Partnership, certain guarantors and BankBoston, N.A. and Other Banks which may become parties to this agreement and BankBoston, N.A. as Agent dated as of January 30, 1998. +

            10.2 Amendment No. 1 of Revolving Credit Agreement among the Company, BRI OP Limited Partnership, certain guarantors and BankBoston, N.A. and Other Banks which may become parties to this agreement and BankBoston, N.A. as Agent dated as of April 15, 1998. +

            10.3 Amendment No. 2 of Revolving Credit Agreement among the Company, BRI OP Limited Partnership, certain guarantors and BankBoston, N.A. and Other Banks which may become parties to this agreement and BankBoston, N.A. as Agent dated as of July 21, 1998. +

            10.4 Master Credit Facility Agreement by and among BRI OP Limited Partnership, Berkshire Realty Company, Inc., BRI River Oaks Limited Partnership and Washington Mortgage Financial Group, LTD., dated November 17, 1995. [Exhibit 10.18 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

            10.5 Exhibits to the Master Credit Facility Agreement among BRI OP Limited Partnership, Berkshire Realty Company, Inc., BRI River Oaks Limited Partnership and Washington Mortgage Financial Group, LTD, dated November 17, 1995. [Exhibit 10.19 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

            10.6 First Amendment to Master Credit Facility Agreement among BRI OP L.P., BRI River Oaks L.P., BRI Texas Apartments L.P. and Hidden Oaks Partnership and Washington Mortgage Financial Group, LTD and Federal National Mortgage Association as of September 1, 1996. [Exhibit 10.5 to Company's Form 10-Q for the quarter ended September 30, 1996 (File No. 1-10660)].*

            10.7 Second Amendment to Master Credit Facility Agreement among BRI OP L.P., the Company, BRI River Oaks L.P., BRI Hidden Oaks Partnership, BRI Texas Apartments L.P. and Washington Mortgage Financial Group, LTD and Fannie Mae as of March 1, 1997.+

            10.8 Third Amendment to Master Credit Facility Agreement among BRI OP L.P., the Company, BRI River Oaks L.P., BRI Hidden Oaks Partnership, BRI Texas Apartments L.P. and Washington Mortgage Financial Group, LTD and Fannie Mae as of March 1, 1997.+

            10.9 Interest Rate Swap Master Agreement among BRI OP Limited Partnership and The First National Bank of Boston, dated October 31, 1995. [Exhibit 10.51 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

            10.10 Schedule to the Interest Rate Swap Master Agreement among BRI OP Limited Partnership and The First National Bank of Boston, dated October 31, 1995. [Exhibit 10.52 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

      Employment Agreements
      ---------------------

            10.11 Amendment No. 2 to Employment and Non Competition Agreement - David F. Marshall [Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.12 Amendment No. 2 to Employment and Non Competition Agreement - Marianne Pritchard [Exhibit 10.2 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.13 Amendment No. 2 to Employment and Non Competition Agreement - David Olney [Exhibit 10.3 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.14 Amendment No. 2 to Employment and Non Competition Agreement - Ridge Frew [Exhibit 10.4 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.15 Amendment No. 1 to Employment and Non Competition Agreement - Dennis Suarez [Exhibit 10.5 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.16 Employment and Non Competition Agreement - James W. Jackson [Exhibit 10.6 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.17 Amendment No. 1 to Employment and Non Competition Agreement - Marianne Pritchard [Exhibit 10.8 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.18 Amendment No. 1 to Employment and Non Competition Agreement - David Olney [Exhibit 10.9 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.19 Amendment No. 1 to Employment and Non Competition Agreement - Ridge Frew [Exhibit 10.10 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.20 Amendment No. 1 to Employment and Non Competition Agreement - David F. Marshall [Exhibit 10.11 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.21 Employment and Non Competition Agreement - David F. Marshall [Exhibit 10.12 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.22 Employment and Non Competition Agreement - Marianne Pritchard [Exhibit 10.13 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.23 Employment and Non Competition Agreement - David Olney [Exhibit 10.14 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.24 Employment and Non Competition Agreement - Ridge Frew [Exhibit 10.15 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.25 Employment and Non Competition Agreement - Dennis Suarez [Exhibit 10.16 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

      Severance Plans
      ---------------

            10.26 Severance Benefits Plan established by the Company and BRI OP Limited Partnership effective May 26, 1998. [Exhibit 10.7 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.27 Severance Benefits Plan - Summary Plan Description - Exempt Employees [Exhibit 10.17 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.28 Severance Benefits Plan - Summary Plan Description - Non-Exempt Employees [Exhibit 10.18 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.29 Severance Benefits Plan - Summary Plan Description - Vice Presidents or Higher in Acquisitions [Exhibit 10.19 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

            10.30 Severance Benefits Plan - Summary Plan Description - Vice Presidents or Higher in Administration or Property Management Departments [Exhibit 10.20 to Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-10660)].*

      Other
      -----

            21.1   Subsidiaries of the Registrant +

            23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants, dated March 19, 1999.+

            99.1 Documents incorporated by reference - "Risk Factors" from pages 5 through 17 of the Company's Registration Statement on Form S-3, which was filed with the SEC on November 23, 1998, setting forth the information under the caption "Risk Factors" *

      Financial Data Schedules
      ------------------------

            27.1   Financial Data Schedule - December 31, 1998.+

            *  Incorporated by reference.
            +  Filed herein.

      (b)   Reports on Form 8-K
            -------------------

            On October 30, 1998, the Company filed a Current Report on Form 8-K, dated October 30, 1998, including certain financial statements pursuant to Rule 3-14 of Regulation S-X relating to the acquisition of the real estate properties comprising the Company's Intercapital Portfolio and the Company's Cooper Portfolio.

            On March 5, 1999, the Company filed a Current Report on Form 8-K, dated March 4, 1999, announcing that the Company had received several offers to acquire the Company.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1999.

                                      BERKSHIRE REALTY COMPANY, INC.



                                  By: /s/ Douglas Krupp
                                      ------------------------------------------
                                      Douglas Krupp, Chairman of the Board and
                                      Director of Berkshire Realty Company, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 19th day of March, 1999.

Signatures                                              Title(s)
----------                                              --------
/s/ David Marshall                            President, Chief Executive Officer and
--------------------------                    Director of Berkshire Realty Company, Inc.
David Marshall                                (Principal Executive Officer)

/s/ Marianne Pritchard                        Executive Vice President and Chief Financial
--------------------------                    Officer of Berkshire Realty Company, Inc.
Marianne Pritchard                            (Principal Financial Officer)

/s/ Kenneth J. Richard                        Senior Vice President and Chief Accounting
--------------------------                    Officer of Berkshire Realty Company, Inc.
Kenneth J. Richard                            (Principal Accounting Officer)

    J. Paul Finnegan                          Director of Berkshire Realty Company, Inc.
--------------------------
J. Paul Finnegan

/s/ Charles N. Goldberg                       Director of Berkshire Realty Company, Inc.
--------------------------
Charles N. Goldberg

/s/ E. Robert Roskind                         Director of Berkshire Realty Company, Inc.
--------------------------
E. Robert Roskind

/s/ David M. deWilde                          Director of Berkshire Realty Company, Inc.
--------------------------
David M. deWilde

/s/ Terrance R. Ahern                         Director of Berkshire Realty Company, Inc.
--------------------------
Terrance R. Ahern

/s/ Paul D. Kazilionis                        Director of Berkshire Realty Company, Inc.
--------------------------
Paul D. Kazilionis

/s/ Arthur P. Solomon                         Director of Berkshire Realty Company, Inc.
--------------------------
Arthur P. Solomon

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1999.

                                      BERKSHIRE REALTY COMPANY, INC.



                                 By:  _________________________________________
                                      Douglas Krupp, Chairman of the Board and
                                      Director of Berkshire Realty Company, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 19th day of March, 1999.

Signatures                                    Title(s)
----------                                    --------

--------------------------                    President, Chief Executive Officer and
David Marshall                                Director of Berkshire Realty Company, Inc.
                                              (Principal Executive Officer)

--------------------------                    Executive Vice President and Chief Financial
Marianne Pritchard                            Officer of Berkshire Realty Company, Inc.
                                              (Principal Financial Officer)

--------------------------                    Senior Vice President and Chief Accounting
Kenneth J. Richard                            Officer of Berkshire Realty Company, Inc.
                                              (Principal Accounting Officer)

--------------------------                    Director of Berkshire Realty Company, Inc.
J. Paul Finnegan

--------------------------                    Director of Berkshire Realty Company, Inc.
Charles N. Goldberg

--------------------------                    Director of Berkshire Realty Company, Inc.
E. Robert Roskind

--------------------------                    Director of Berkshire Realty Company, Inc.
David M. deWilde

--------------------------                    Director of Berkshire Realty Company, Inc.
Terrance R. Ahern

--------------------------                    Director of Berkshire Realty Company, Inc.
Paul D. Kazilionis

--------------------------                    Director of Berkshire Realty Company, Inc.
Arthur P. Solomon

                                    PART II


                                   APPENDIX A

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                  -----------










                CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND
                     SUMMARY QUARTERLY FINANCIAL INFORMATION
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1998

                  BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND
                      SUMMARY QUARTERLY FINANCIAL INFORMATION


Report of Independent Accountants                                     F-3

Consolidated Balance Sheets at December 31, 1998 and 1997             F-4

Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1997 and 1996                                      F-5 - F-6

Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 1998, 1997 and 1996                  F-7 - F-8

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1997 and 1996                                     F-9  - F-11

Notes to Consolidated Financial Statements                           F-12 - F-36

Schedule III - Real Estate and Accumulated Depreciation              F-37 - F-43

Summary Quarterly Financial Information (Unaudited)                  F-44


All other schedules are omitted as they are not applicable or not required, or the information is provided in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and Shareholders of Berkshire Realty Company, Inc. and Subsidiaries:


   In our opinion, the consolidated financial statements and the financial statement schedule listed in the accompanying index present fairly, in all material respects, the financial position of Berkshire Realty Company, Inc. and Subsidiaries (the "Company") at December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 25, 1999, except
for Note W, for which the
date is March 5, 1999

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                                  -----------

                                     ASSETS

                                                              1998             1997
                                                         --------------    ------------
Real estate assets: (Note F)
   Multifamily apartment communities, net
     of accumulated depreciation                         $  919,486,703    $715,696,151
   Land and construction-in-progress                         10,974,377      15,185,969
   Land held for future development                           5,657,038       5,818,105
   Mortgage loan receivable, net
     of purchase discounts (Note H)                           2,376,227       2,323,285
   Investments in unconsolidated joint
     ventures (Note G)                                            -          15,618,657
   Retail centers held for sale, net
     of accumulated depreciation                                  -          14,404,782
                                                         --------------    ------------
      Total real estate assets                              938,494,345     769,046,949

Cash and cash equivalents                                    12,366,880       9,859,110
Mortgage-backed securities, net ("MBS") (Note I)              4,936,979       7,511,789
Note receivable (Note J)                                      7,500,000       7,500,000
Escrows                                                      16,305,255      15,088,587
Deferred expenses and other assets                           19,854,353      14,932,272
Workforce and other intangible assets,
   net of accumulated amortization of
   $22,195,388 and 9,163,194, respectively
   (Notes C and D)                                            9,449,030      22,481,224
                                                         --------------    ------------
      Total assets                                       $1,008,906,842    $846,419,931
                                                         ==============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable (Note M)                        $  426,236,427    $368,810,004
  Credit agreement (Note K)                                 135,100,000      12,000,000
  Construction loan (Note L)                                 11,362,891         316,786
  Deposits and prepaid rents                                  8,309,738       4,888,022
  Accrued real estate taxes, insurance, other
   liabilities and accounts payable (Note Q)                 25,218,826      17,073,179
                                                         --------------    ------------
      Total liabilities                                     606,227,882     403,087,991
                                                         --------------    ------------

Minority interest in Operating
  Partnership (Note N)                                       69,661,451      75,137,066

Commitments and contingencies (Notes E and Q)                     -               -

Shareholders' equity:
   Preferred stock ("Preferred Shares"),
       $0.01 par value; 60,000,000 shares
       authorized, 2,737,000 shares issued (Note U)              27,370          27,370
   Common stock ("Shares"), $0.01 par value;
       140,000,000 Shares authorized and
       37,219,897 and 36,841,098 Shares issued,
       respectively (Note U)                                    372,199         368,411
   Additional paid-in capital                               375,186,299     394,838,797
   Accumulated deficit                                      (38,550,284)    (24,396,629)
   Loans receivable - officers (Note P)                      (2,275,000)       (900,000)
   Less common stock in treasury at cost
       (506,497 Shares)                                      (1,743,075)     (1,743,075)
                                                         --------------    ------------
      Total shareholders' equity                            333,017,509     368,194,874
                                                         --------------    ------------
      Total liabilities and shareholders' equity         $1,008,906,842    $846,419,931
                                                         ==============    ============

                     The accompanying Notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS For the Years
                     Ended December 31, 1998, 1997 and 1996
                                  -----------


                                            1998             1997             1996
                                        ------------     ------------      ------------
Revenue:
  Rental                                $175,965,070     $109,973,608      $ 89,450,647
  Management fees and
    reimbursements (Note D)                3,709,023        3,157,516             -
  Interest from mortgage loan and
    note receivable (Notes H and J)        1,190,985          608,825         1,876,519
  Interest from MBS (Note I)                 573,923          765,196           942,191
  Other interest                           1,345,996          993,917           732,309
                                        ------------     ------------      ------------
      Total revenue                      182,784,997      115,499,062        93,001,666
                                        ------------     ------------      ------------
Expenses:
  Property operating (Note O)             40,916,441       25,646,048        21,424,717
  Repairs and maintenance                 12,157,839        8,064,849         6,647,344
  Real estate taxes                       16,832,011       10,042,100         8,653,898
  Property management fees to an
    affiliate (Note D)                        15,304          902,931         4,324,843
  Property management operations           7,689,765        5,564,851         1,302,352
  Interest (Notes K, L and M)             38,801,288       24,005,605        20,500,533
  Depreciation and amortization           57,794,479       35,272,775        29,050,960
  Amortization of workforce
    acquired (Notes C and D)              13,032,194        8,042,554         1,120,640
  General and administrative
    (Notes C and O)                        5,476,948        5,065,015         3,632,078
  State and corporate franchise taxes        174,205          334,003           367,563
  Professional fees                          709,297          345,234           254,000
  Costs associated with evaluation
    of strategic alternatives              1,470,236            -                 -
  Non-recurring charges                        -                -               441,783
  Costs associated with
    Advisor Transaction (Note C)               -            2,400,000             -
  Provision for losses on real
    estate investments                         -            1,850,000         7,500,000
  Asset management fees to an
    affiliate (Note C)                         -                -               392,636
                                        ------------     ------------      ------------
      Total expenses                     195,070,007      127,535,965       105,613,347
                                        ------------     ------------      ------------

  Loss from operations before joint
    venture income (loss), gains
    on sales of assets, minority
    interest and extraordinary items     (12,285,010)     (12,036,903)      (12,611,681)
  Joint venture income (loss)                132,454       (4,910,021)       (3,008,587)
  Gains on sales of assets, net            1,264,920        6,454,717            58,263
  Minority interest in
    Operating Partnership (Note N)         3,369,786        2,153,506         1,403,000
                                        ------------     ------------      ------------
  Loss before extraordinary items         (7,517,850)      (8,338,701)      (14,159,005)
  Extraordinary items, net of
    minority interest (Note M)              (477,555)         (90,345)         (149,272)
                                        ------------     ------------      ------------
  Net loss                                (7,995,405)      (8,429,046)      (14,308,277)
  Income allocated to preferred
    shareholders                          (6,158,250)      (1,659,306)            -
                                         ------------     ------------      ------------
  Net loss allocated to
    common shareholders                 $(14,153,655)    $(10,088,352)     $(14,308,277)
                                        ============     ============      ============

                                        Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

              For the Years Ended December 31, 1998, 1997 and 1996
                                  -----------

                                            1998              1997            1996
                                         ----------        ----------      ---------
Earnings per common share (basic and diluted)(Note R):
  Net loss allocated to common
    shareholders before
    extraordinary items                   $ (.37)           $ (.37)         $ (.56)
                                          ======            ======          ======

  Extraordinary items, net                $ (.02)           $  -            $  -
                                          ======            ======          ======

  Net loss allocated to common
    shareholders                          $ (.39)           $ (.37)         $ (.56)
                                          ======            ======          ======

  Weighted average shares             36,684,985        27,099,522      25,393,147
                                      ==========        ==========      ==========



               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996
                                  -----------

                       Series 1997-A Convertible                               Additional
                         Preferred Stock at par      Common Stock at par      Paid-in Capital
                         ----------------------      -------------------      ---------------
                         Shares      Amount          Shares        Amount
                         ----------------------      --------------------
Balance,
December 31, 1995           -           -           25,392,951    258,994        262,271,698

Net loss                    -           -                 -          -                  -

Proceeds from the
  exercise of
  stock warrants            -           -                  417          4              5,880

Non-employee stock
  option grants             -           -                 -           -               22,584

Common dividends            -           -                 -           -          (22,853,892)
                       ---------     -------        ----------   --------       ------------

Balance,
December 31, 1996           -           -           25,393,368    258,998        239,446,270

Net loss                    -           -                 -          -                  -

Issuance of
  Preferred Shares
  (Note U)             2,737,000      27,370              -          -            65,849,295

Preferred dividends

Non-employee stock
  option grants (Note P)     -          -                 -          -                22,584

Issuance of Common
  Shares (Note U)           -           -           10,403,919    104,040        107,704,970

Conversion of Units to
  Common Shares (Note N)    -           -              448,863      4,489          4,246,715

Stock purchase
  loan, net (Note P)        -           -               86,956        869            999,131

Proceeds from the
  exercise of
  stock warrants            -           -                1,495         15             17,611

Common dividends            -           -                 -          -           (23,447,779)
                       ---------     -------        ----------   --------       ------------
Balance,
December 31, 1997      2,737,000     $27,370        36,334,601   $368,411       $394,838,797


                                           Loans
                          Accumulated    Receivable-     Treasury
                            Deficit       Officers     Stock at cost       Total
                            -------       --------     -------------       -----
Balance,
December 31, 1995                -           -         (1,743,075)      260,787,617

Net loss                  (14,308,277)       -               -          (14,308,277)

Proceeds from the
  exercise of
  stock warrants                 -           -               -                5,884

Non-employee stock
  option grants                  -           -               -               22,584

Common dividends                 -           -               -          (22,853,892)
                          -----------   ---------     -----------      ------------
                         -
Balance,
December 31, 1996         (14,308,277)       -         (1,743,075)      223,653,916

Net loss                   (8,429,046)       -               -           (8,429,046)

Issuance of
  Preferred Shares
  (Note U)                       -           -               -           65,876,665

Preferred dividends        (1,659,306)                                   (1,659,306)

Non-employee stock
  option grants (Note P)         -           -               -               22,584

Issuance of Common
  Shares (Note U)                -           -               -          107,809,010

Conversion of Units to
  Common Shares (Note N)         -           -               -            4,251,204

Stock purchase
  loan, net (Note P)             -       (900,000)           -              100,000

Proceeds from the
  exercise of
  stock warrants                 -           -               -               17,626

Common dividends                 -           -               -          (23,447,779)
                         ------------   ---------     -----------      ------------
Balance,
December 31, 1997        $(24,396,629)  $(900,000)    $(1,743,075)     $368,194,874

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (continued)
              For the Years Ended December 31, 1998, 1997 and 1996
                                  -----------


                       Series 1997-A Convertible                         Additional
                         Preferred Stock at par   Common Stock at par  Paid-in Capital
                         ----------------------   -------------------  ---------------
                         Shares       Amount      Shares      Amount
                        ----------------------    -------------------
Balance,
December 31, 1997      2,737,000     $27,370    36,334,601   $368,411   $394,838,797

Net Loss                    -           -             -          -              -

Preferred dividends         -           -             -          -              -

Stock issuance costs        -           -             -          -          (407,746)

Conversion of Units
  to Common Shares          -           -           53,887        539        526,244

Non-employee stock
  option grants (Note P)    -           -             -          -             9,000

Shares issued in
  satisfaction of
  note payable              -           -          189,332      1,893      2,128,107

Stock purchase loans,
  net (Note P)              -           -          126,984      1,270      1,498,730

Proceeds from the
  exercise of
  stock warrants            -           -            8,596         86        101,261

Common dividends            -           -             -          -       (35,226,070)

Adjustment for Minority
  Interest ownership of
  Operating Partnership
  (Note N)                  -           -             -          -        11,717,976
                       ---------     -------    ----------   --------   -------------
Balance,
December 31, 1998      2,737,000     $27,370    36,713,400   $372,199   $375,186,299
                       =========     =======    ==========   ========   ============

                                          Loans
                          Accumulated   Receivable-      Treasury
                            Deficit       Officers     Stock at cost     Total
                            -------    --------------  -------------    -------
Balance,
December 31, 1997         $(24,396,629)   $(900,000)  $(1,743,075)   $368,194,874

Net Loss                    (7,995,405)        -             -         (7,995,405)

Preferred dividends         (6,158,250)        -             -         (6,158,250)

Stock issuance costs              -            -             -           (407,746)

Conversion of Units
  to Common Shares                -            -             -            526,783

Non-employee stock
  option grants (Note P)          -            -             -              9,000

Shares issued in
  satisfaction of
  note payable                    -            -             -          2,130,000

Stock purchase loans,
  net (Note P)                    -      (1,375,000)         -            125,000

Proceeds from the
  exercise of
  stock warrants                  -            -             -            101,347

Common dividends                  -            -             -        (35,226,070)

Adjustment for Minority
  Interest ownership of
  Operating Partnership
  (Note N)                        -            -             -         11,717,976
                          ------------  -----------   -----------    ------------
Balance,
December 31, 1998         $(38,550,284) $(2,275,000)  $(1,743,075)   $333,017,509
                          ============  ===========   ===========    ============

                   The accompanying notes are an integral part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
                                  -----------

                                                1998            1997            1996
                                           ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                $ (7,995,405)    $ (8,429,046)    $(14,308,277)
   Adjustments to reconcile net
     loss to net cash provided
     by operating activities:
       Depreciation and amortization         57,794,479       35,272,775       29,050,960
       Amortization of workforce and
          other intangible assets            13,032,194        8,042,554        1,120,640
       Costs associated with Advisor
          Transaction                              -           2,400,000             -
       Provision for losses on real
          estate investments                       -           1,850,000        7,500,000
       Joint venture (income) loss             (132,454)       4,910,021        3,008,587
       Distributions received from
          joint venture earnings                132,454             -                -
       Gains on sales of assets              (1,264,920)      (6,454,717)         (58,263)
       Non-employee stock options                 9,000           22,584           22,584
       Stock purchase loan forgiveness          125,000          100,000             -
       Amortization of purchase discounts      (155,647)        (144,558)        (511,976)
       Minority interest in
          Operating Partnership              (3,369,786)      (2,153,506)      (1,403,000)
       Write-off of deferred
          financing costs                       422,490           24,828          149,272
       Amortization of deferred
          financing costs                     1,581,824        1,427,429        1,052,283
       Increase in escrows and
          other assets                       (3,663,714)      (4,242,387)      (2,470,167)
       Increase in accrued real estate
          taxes, other liabilities
          and accounts payable                9,075,647        3,145,212        3,952,223
       Increase in deposits and
          prepaid rents                       3,421,716        2,444,306          399,924
                                           ------------     ------------     ------------
               Net cash provided by
                  operating activities       69,012,878       38,215,495       27,504,790
                                           ------------     ------------     ------------

Cash flows from investing activities:
   Costs to acquire properties             (104,161,523)     (96,589,327)     (37,894,563)
   Land acquisition and
     construction-in-progress               (17,161,563)     (16,207,482)     (13,512,645)
   Proceeds from sales of properties         17,179,783       38,415,017       19,580,079
   Recurring capital expenditures            (6,865,814)      (4,569,573)      (4,397,131)
   Rehabilitation and non-recurring
     capital expenditures                   (31,605,291)     (15,642,973)     (15,900,996)
   Notes receivable                                -          (7,500,000)            -
   Distributions from the sale of
     joint venture asset, net                14,883,968        7,945,667             -
   Distributions received from joint
     ventures in excess of earnings             641,697        1,481,615        2,644,533
   Contributions to joint venture                  -          (2,150,000)            -
   Proceeds from the payoff of
     mortgage loans                                -                -          15,324,802
   Principal collections on MBS               2,594,961        1,733,674        2,360,929
   Principal collections on mortgage loans       82,554        1,903,007        1,039,898
   Escrows established at acquisition
     of properties                           (2,512,774)      (4,755,629)      (5,189,961)
   Cost to acquire workforce and
     intangible assets                             -            (559,239)        (447,679)
                                           ------------     ------------     ------------
          Net cash used for
               investing activities        (126,924,002)     (96,495,243)     (36,392,734)
                                           ------------     ------------     ------------


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

              For the Years Ended December 31, 1998, 1997 and 1996
                                  -----------


                                              1998            1997            1996
                                          ------------    ------------    --------
Cash flows from financing activities:
   Advances under credit agreements       123,100,000      19,400,000      48,970,000
   Advances under construction loan        11,046,105         316,786            -
   Payments on credit agreements                 -        (80,115,000)     (8,050,000)
   Payment on repurchase agreement               -         (9,300,000)     (1,650,000)
   Payment of financing costs              (2,371,101)       (501,934)     (1,222,170)
   Prepayment of mortgage notes payable   (17,433,697)           -               -
   Principal payments on mortgage notes
     payable                               (4,142,897)     (7,760,525)     (8,591,947)
   Proceeds from the issuance
     of preferred stock, net of
     discounts and offering costs                -         65,876,665            -
   Proceeds from issuance of
     common stock, net of discounts
     and offering costs                      (407,746)    103,109,010            -
   Proceeds from the exercise of stock
     warrants                                 101,347          17,626           5,884
   Dividends to preferred shareholders     (6,158,250)     (1,659,306)           -
   Dividends to common shareholders       (35,226,070)    (23,447,779)    (22,853,892)
   Distributions to minority unitholders   (8,088,797)     (4,812,638)     (1,846,688)
                                          -----------     -----------     -----------
        Net cash provided by
           financing activities            60,418,894      61,122,905       4,761,187
                                          -----------     -----------     -----------

Net increase (decrease) in cash
  and cash equivalents                      2,507,770       2,843,157      (4,126,757)

Cash and cash equivalents, beginning
  of year                                   9,859,110       7,015,953      11,142,710
                                          -----------     -----------     -----------

Cash and cash equivalents, end
  of year                                 $12,366,880     $ 9,859,110     $ 7,015,953
                                          ===========     ===========     ===========

Supplemental cash flow disclosure:

  Cash paid for interest during year      $40,175,873     $24,327,983     $20,143,571
                                          ===========     ===========     ===========

  Interest capitalized during year        $ 1,469,078     $   777,159     $   514,258
                                          ===========     ===========     ===========

                                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

              For the Years Ended December 31, 1998, 1997 and 1996
                                  -----------


   Supplemental disclosure of non-cash investing and financing activities:


                                              1998             1997            1996
                                          ------------     ------------    ------------
   Property acquisitions                 $(201,505,018)   $(304,798,057)  $(112,964,195)
   Debt assumed in property
      acquisitions                          79,003,017      165,549,922      53,196,934
   Units issued for property
      acquisitions (Notes E and F)          18,340,478       29,728,045      21,872,698
   Shares issued for property
      acquisitions (Note E)                       -           4,700,000            -
   Joint venture distribution
      of property, net                            -           8,230,763            -
                                         -------------     ------------    ------------

      Cash to acquire property           $(104,161,523)    $(96,589,327)   $(37,894,563)
                                         =============     ============    ============

   Units issued for workforce and
      other intangible assets
      acquired (Notes C and D)           $        -        $ 17,637,500    $ 13,000,000
                                         =============     ============    ============

   Units issued for Advisor
      benchmarks (Note C)                $        -        $  2,400,000    $       -
                                         =============     ============    ============

   Conversion of Units to Shares         $     526,783     $  4,251,204    $       -
                                         =============     ============    ============

   Shares issued for stock
      purchase loans                     $   1,500,000     $  1,000,000    $       -
                                         =============     ============    ============

   Shares issued in satisfaction
      of note payable                    $   2,130,000     $       -       $       -
                                         =============     ============    ============

   Reclassification of construction
      in progress to multifamily
      apartment complexes                $  20,116,588     $  1,571,216    $ 10,888,961
                                         =============     ============    ============

                     The accompanying Notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  -----------

A.   Organization
     ------------
     Berkshire Realty Company, Inc. and Subsidiaries (the "Company") was formed on April 26, 1990 by filing a certificate of incorporation in the State of Delaware. The Company commenced operations on June 27, 1991, as an equity real estate investment trust ("REIT"). The principal business of the Company is the acquisition, renovation, rehabilitation, development and operation of multifamily apartment communities located in Florida, Texas and the Mid-Atlantic and Southeast regions of the United States.

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

     In connection with the organization of the Operating Partnership, on May 1, 1995, an affiliate of Berkshire Realty Advisors Limited Partnership, the Company's former advisor, contributed $5,000 and River Oaks Apartments, subject to mortgage debt of $5.4 million, at a valuation of $10,500,000. The seller received 534,975 Units in the Operating Partnership ("Minority Interest") valued at $9.50 per Unit or $5.1 million, in exchange for its interest in the property.

     On March 1, 1996, the Company became self-administered when it acquired the assembled workforce and other assets of Berkshire Realty Advisors Limited Partnership (the "Advisor"), an affiliate of a director of the Company, which provided advisory and development services to the Company (the "Advisor Transaction"). In exchange for the assets acquired the Company issued 1.3 million Units of the Operating Partnership. The transaction was valued at $13 million, which together with related costs, was recorded as an intangible asset associated with the workforce acquired. If certain share price benchmarks are achieved during a six-year period, $7.2 million of additional Units may be issued. During 1997, the $11.00 and $12.00 share price benchmarks were achieved and an additional 209,091 Units were issued at a value of $2.4 million. (See Note C to the Consolidated Financial Statements).

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

     At the time of the acquisition, the Property Manager managed 57 apartment communities, including the Company's 35 assets, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company ceased payment of management fees and reimbursements to the affiliate for the management operations of its multifamily portfolio. In addition, the Company acquired 22 third-party management contracts, primarily with partnerships affiliated with certain directors and officers of the Company, which generate management fee and reimbursement revenue. (See Note D to the Consolidated Financial Statements).

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  -----------


A.   Organization - Continued
     ------------

     In addition to the three transactions mentioned above, the Company has utilized its UPREIT structure to acquire an additional 39 multifamily communities since 1995. All UPREIT transactions have increased the ownership of the Operating Partnership by minority unitholders ("Minority Interest") to 20.8% at December 31, 1998, which included a 14.0% ownership by companies affiliated with a director and officers of the Company. The Company directly or indirectly owned the remaining 79.2% of the Operating Partnership. The Company has several wholly-owned qualifying REIT subsidiaries which were formed in connection with the UPREIT transaction or for financing purposes and are consolidated in the accompanying financial statements.

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

     The Company has an infinite life; however, the Company's Certificate of Incorporation, as amended, required the Company's Board of Directors (the "Board") to prepare and submit a Plan of Liquidation to the Shareholders on or before December 31, 1998, together with a recommendation by its Board of Directors whether to adopt or reject the Plan of Liquidation. The Plan of Liquidation will become effective only if approved by shareholders holding a majority of the shares outstanding at the time of the vote.

     In May, 1998, the Company began the process of evaluating its strategic alternatives which included the potential sale or merger of the Company or the adoption of a Plan of Liquidation.

     On December 31, 1998, the Company filed proxy materials related to a Plan of Liquidation with the Securities and Exchange Commission. Included in the proxy was a recommendation by the Board of Directors that shareholders vote against approval of the Plan of Liquidation because, in the opinion of the Board, other alternatives available to the Company would likely produce greater value for the shareholders.

     In the first quarter of 1999, as a result of the process initiated by the Board, the Company received several offers to acquire the Company. Among these offers was one from a group that included Douglas Krupp, the Chairman of the Board of the Company, to acquire the Company at a price of $11.05 per share of Common Stock. A special committee of disinterested directors established by the Board to review and negotiate these offers advised this group that the price of $11.05 per share was insufficient. This group subsequently revised its offer to $12.05 per share of Common Stock. The special committee of the Board is continuing to review and negotiate the offers the Company received. There can be no assurance that any of these offers will result in the consummation of the sale of the Company.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  -----------


B. Significant Accounting Policies
   -------------------------------

   Basis of Presentation
   ---------------------

   The accompanying Consolidated Financial Statements include the consolidated accounts of the Company, the Operating Partnership and the subsidiaries of the Company and the Operating Partnership.

   All significant intercompany balances have been eliminated in consolidation. The Consolidated Financial Statements of the Company have been adjusted for the minority interest of unitholders in the Operating Partnership.

   Estimates and Assumptions
   -------------------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of and disclosure related to assets and liabilities, contingent assets and liabilities and revenues and expenses. Actual results could differ from those estimates.

   Cash and Cash Equivalents
   -------------------------

   The Company includes all short-term investments with maturities of three months or less at the date of acquisition in cash and cash equivalents. The carrying value of these investments approximated market at December 31, 1998 and 1997.

   The Company invests its cash primarily in money market funds with commercial banks. The Company has not experienced any losses to date on its invested cash.

   Escrows
   -------

   Escrows include amounts established pursuant to certain debt agreements for real estate taxes, insurance and capital improvements.

   Real Estate Assets and Depreciation
   -----------------------------------

   Expenditures related to the acquisition, improvement and development of real estate assets are capitalized at cost. Upon acquisition of a real estate asset, expenditures to remedy deferred maintenance and renovation costs are capitalized. Ordinary repairs and maintenance are expensed as incurred.

   Depreciation
   ------------

   Depreciation is computed by using the straight-line method over the estimated useful lives of the related assets as follows:

              Buildings                             25 years
              Building and land improvements        5 to 25 years
              Appliances, carpeting and equipment   3 to 8 years

   Interest Expense and Real Estate Tax Capitalization for Development Assets
   --------------------------------------------------------------------------

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


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  -----------


B.   Significant Accounting Policies - Continued
     -------------------------------

     Amortization of Workforce and Other Intangible Assets
     -----------------------------------------------------

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

     Investments in Unconsolidated Joint Ventures
     --------------------------------------------

     Investments in Joint Ventures were accounted for using the equity method of accounting as the respective Partnership Agreements required a majority vote for all major decisions regarding the Joint Ventures. Under the equity method of accounting, the Company's share of income (loss) of the Joint Ventures is included in the Company's net income (loss).

     MBS
     ---

     MBS are held for long-term investment and therefore are carried at amortized cost. Premiums or discounts are amortized over the life of the underlying securities using the effective yield method. The Company has the intention and ability to hold these to maturity.

     Mortgage Loan Receivable
     ------------------------

     Discounts on the mortgage loan, net of acquisition costs, are amortized into income over the remaining life of the related loan using the effective yield method, based on management's estimate of the current facts and circumstances and the ultimate ability to collect such loan.

     Rental Revenue
     --------------

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

     Segment Reporting
     -----------------

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with a "management" approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company's segment.

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

      Interest Rate Swap Agreement
      ----------------------------

      Swap receipts and payments under interest rate swap agreements designated as a hedge are recognized as adjustments to interest expense in the Consolidated Statements of Operations. Settlement payments or receipts on terminated interest rate swap agreements are deferred and amortized over the remaining original period of the swap, as long as the hedged borrowing is still outstanding. Settlement payments or receipts on terminated interest rate swap agreements, if any, would be reflected as financing activities in the Consolidated Statements of Cash Flows.

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

      Earnings Per Share
      ------------------

      In accordance with the Statement of Financial Accounting Standards No. 128 ("FAS No. 128"), the Company presents both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

      Strategic Alternatives and Non-Recurring Charges
      ------------------------------------------------

      The Company considers costs associated with evaluation of strategic alternatives and non-recurring charges to be costs incurred specific to significant non-recurring events that materially distort the comparative measurement of the Company's performance.

      Extraordinary Items
      -------------------

      Extraordinary items represent the effect resulting from the early settlement of certain debt obligations, including related deferred financing costs, prepayment penalties, yield maintenance payments and other related items.


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

C.    The Advisor Transaction
      -----------------------

      On February 28, 1996, the Board of Directors, acting on the recommendation of a Special Committee comprised solely of Independent Directors, approved the acquisition, via contribution, of the existing workforce and other assets of the Advisor in exchange for 1.3 million Units which had a value of $13 million. The total acquisition price, including professional fees and expenses, has been recorded on the Company's balance sheet as intangible assets associated with the workforce acquired and is being amortized on a straight-line method over a three-year period.

      The Board's actions were initiated to increase cash flows and to align the organization of the Company to be consistent with the structure preferred by institutional investors, rating agencies and market analysts.

      Additional Units, up to a total of $7.2 million, may be issued during a six-year period if certain share price benchmarks are achieved. The benchmarks will be satisfied if the share price of the Company's common stock is equal to or greater than the benchmark for any fifteen days during any twenty consecutive trading days. There are six share price benchmarks beginning at $11.00 and increasing by $1.00 each up to a maximum of $16.00. Upon satisfaction of each benchmark, Units equal to $1.2 million will be issued. The Company achieved share price benchmarks of $11.00 on March 19, 1997 and $12.00 on October 9, 1997 and issued 109,091 and 100,000 Units, respectively, on those dates. The value of additional Units issued during 1997 was $2.4 million and was recorded as an expense in the Consolidated Statements of Operations. As of December 31, 1998, 209,091 additional Units have been issued as a result of achieving the share price benchmarks.

      The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a "self-administered" REIT. The Company began incurring general and administrative expenses for its acquired management staff including salaries, benefits, and other overhead expenses.

D.    Property Manager Transaction
      ----------------------------

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

      At the time of the contribution, the Property Manager managed 57 apartment communities, including the Company's 35 assets, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company ceased payment of management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company acquired 22 third-party management contracts which generate management fee and reimbursement

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -----------

D.    Property Manager Transaction - Continued
      ----------------------------

      revenue. Those contracts are primarily with partnerships affiliated with a director of the Company.

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

E.    Questar Transaction
      -------------------

      On November 14, 1997, the Company consummated a transaction with the Questar Companies ("Questar") whereby it acquired eighteen apartment communities (3,699 units) (the "Questar Transaction"). The total purchase price of $171.4 million was funded through the assumption of $128.7 million in debt, the issuance of $19.9 million in Units, $4.7 million in common stock and cash of $18.1 million. The Company also contracted to purchase four apartment communities which were under development at the time of the transaction, and entered into a Development Acquisition Agreement with Questar Builders, Inc. which gave the Company the exclusive right to acquire all apartment communities developed by Questar Builders, Inc.

      On December 15, 1997, the Company acquired Liriope Apartments, an 84-unit apartment community located in Belcamp, Maryland, for approximately $7.6 million under the contractual arrangement with Questar. Subsequent to December 31, 1998, the Company acquired Granite Run which represented the second development property the Company had contracted to acquire from Questar Builders, Inc. (See Note F for additional information).

F.    Real Estate Properties
      ----------------------

      As of December 31, 1998, the Company had investments in 81 multifamily apartment communities in eight states consisting of 24,123 apartment units.

      The following summarizes the carrying value of the Company's multifamily apartment communities and retail centers held for sale in 1997 which were sold in 1998 (dollars in thousands):

                                                         December 31,
                                                   ------------------------
                                                     1998            1997
                                                     ----            ----
      Land                                        $ 151,282        $109,063
      Buildings and improvements                    768,270         629,649
      Appliances, carpeting and equipment           169,812         120,669
                                                  ---------        --------
      Total multifamily and retail property       1,089,364         859,381
      Accumulated depreciation                     (169,878)       (129,280)
                                                  ---------        --------
                                                  $ 919,486        $730,101
                                                  =========        ========

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -----------


      Acquisitions
      ------------

      On January 21, 1998, the Company acquired Berkshire Springs Apartments (formerly known as Countrywood), a 208-unit apartment community located in Dallas, Texas, for $6.75 million. The Company paid cash of $2.0 million, assumed debt of $4.0 million and issued $720,000 of Operating Partnership Units. The debt agreement requires monthly principal and interest payments based on an interest rate of 7.875% along with monthly funding of real estate tax escrows.

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

                                                                Number
  Property Name                                 Location       of Units
  -------------                                 --------       --------
  Bluffs of Berkshire (formerly known          Austin, TX        382
     as The Bluffs)

  Berkshire Hills (formerly known              Austin, TX        238
     as Pinto Ridge)
  Carlyle Place                                San Antonio, TX   184
  Yorktown                                     Houston, TX       563
  6200 Gessner                                 Houston, TX       659
  Berkshire Crossings (formerly                Houston, TX       240
     known as The Lodge)                                       -----
                                                               2,266
                                                               =====


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 --------------


F.   Real Estate Properties - Continued

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

     On February 26, 1998, the Company acquired Arbor Keys (formerly known as Seven Winds), a 232-unit garden style apartment community located in Tamarac, Florida, for $9.6 million. The Company paid cash of $7.8 million and issued $1.8 million of Operating Partnership Units.

     On March 14, 1998, the Company acquired Lynn Lake Apartments, an 809-unit apartment property located in St. Petersburg, Florida which consists of 688 garden-style apartments and 121 townhomes, for $23.0 million. The Company paid cash of $2.4 million, assumed tax-exempt bond debt of $14.4 million and issued $6.2 million of Operating Partnership Units. One of the bond agreements requires monthly principal and interest payments based on a fixed interest rate of 7.06% along with monthly funding of real estate tax escrows. The other bond agreement requires interest only payments at an all inclusive variable rate of 5.07% as of December 31, 1998.

     On June 18, 1998, the Company acquired Oaks of Marymont, a 319-unit apartment community located in San Antonio, Texas, for $11.4 million in cash.

     On July 8, 1998, the Company acquired four apartment communities in Atlanta, Georgia for approximately $59.7 million. The Company assumed $40.4 million of first mortgage debt and paid cash of $19.3 million. The debt agreements require monthly principal and interest payments based on interest rates ranging from 8.04% to 8.60% along with the monthly funding of real estate tax escrows. The apartment communities acquired are summarized as follows:

                                          Number
          Property Name                  of Units
          -------------                  --------
          Essex House                      120
          Highlands at Briarcliff          140
          Pines at Dunwoody                389
          River Parkway                    427
                                         ------
                                         1,076


     Development
     -----------

     In 1998, the Company completed construction of Berkshires at Crooked Creek, a 296-unit apartment community in Durham, North Carolina. The project was completed for a total cost of approximately $20.1 million. The cost of the completed development property has been included in multifamily apartment communities on the Consolidated Balance Sheet as of December 31, 1998.

     In December, 1997, the Company purchased a 60 acre parcel of land in Atlanta, Georgia for approximately $5.8 million for the development of two multifamily phases, the first of which was Berkshires at Deerfield, a 478 unit apartment community. Construction began in the third quarter of 1998 and is expected to be completed in October, 2000 at an estimated cost of $34.9 million. As of December 31, 1998, approximately $7.3 million of construction costs had been incurred.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 --------------


F.    Real Estate Properties - Continued
      ----------------------

      On April 29, 1998, the Company acquired 12.6 acres located near Clemson, South Carolina for approximately $571,000. Construction of Berkshire Commons, a 177-unit student housing development, began in the third quarter of 1998 and is expected to be completed in August, 1999 at an estimated cost of $14.1 million. As of December 31, 1998, approximately $3.7 million of construction costs had been incurred.

      The Company also owns two other parcels of land located in Greenville, South Carolina. Development plans are under consideration for these sites.

      As of December 31, 1998, the Company was contractually obligated to acquire three additional properties from Questar Builders, Inc. which were in various stages of development. The developments are summarized as follows:

                                         Planned      Estimated      Expected
                                        Apartment       Total       Acquisition
Property         Location                 Units       Investment        Date
--------         --------                 -----       ----------    ------------
                                                    (in thousands)
Granite Run (a)  Baltimore, MD             264         $25,500      January, 1999

The Courts of
  Avalon         Pikesville, MD            258          34,700      December, 1999
Excalibur at     Pikesville, MD            147          24,200      March, 2000
  Avalon                                   ---         -------
Total                                      669         $84,400
                                           ===         =======

(a) On January 7, 1999, the Company acquired Granite Run for approximately $25.5 million.


      On November 14, 1997, the Company entered into a Development Acquisition Agreement with Questar Builders, Inc. which granted the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by Questar Builders, Inc. which meet the Company's acquisition and development criteria.

      Dispositions
      ------------

      On January 5, 1998, the Company sold Tara Crossing, a 235,781 square foot retail center located in Jonesboro, Georgia, for approximately $9.5 million. The property had a depreciated cost basis of approximately $9.2 million which, after closing costs, resulted in a loss on sale of approximately $10,000.

      On January 30, 1998, the Company sold College Plaza, an 83,962 square foot retail center in Fort Myers, Florida, for approximately $6 million. The property had a depreciated cost basis of approximately $5.2 million which, after closing costs, resulted in a gain on sale of approximately $516,000. Also on January 30, 1998, the Company and its joint venture partner sold Spring Valley Marketplace, a 320,686 square foot retail center located in Spring Valley, New York, for approximately $29.6 million. The Company's share of the gain recorded by the joint venture on the sale totaled approximately $50,000.

      On May 13, 1998, the Company sold a parcel of land located in Dallas, Texas, for approximately $2 million which resulted in a gain of approximately $543,000.


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 -------------


G.    Investments in Unconsolidated Joint Ventures
      --------------------------------------------

      The Company had a 50% interest in Brookwood Village Joint Venture and a 50.1% interest in Spring Valley Partnership (collectively, the "Joint Ventures") as of December 31, 1996. On January 30, 1998, the Company and its joint venture partner sold Spring Valley Marketplace. (See Note F for additional details). On May 13, 1997, Brookwood Village Joint Venture exchanged Brookwood Village Mall for two multifamily properties, Berkshire West and Sunchase, and cash. Brookwood Village Joint Venture recognized a loss on the exchange of approximately $722,000, the Company's pro rata share of which was approximately $361,000.

      Condensed combined financial statements for the Joint Ventures are as follows:

                        CONDENSED COMBINED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS
                                     ------

                                                          1998           1997
                                                     ------------   ------------
      Property                                       $       -      $ 54,036,202
      Less accumulated depreciation                          -       (24,936,202)
                                                     ------------   ------------
      Total real estate asset                                -        29,100,000
      Other assets                                           -         2,897,655
                                                     ------------   ------------
      Total assets                                   $       -      $ 31,997,655
                                                     ============   ============


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

      Liabilities                                     $      -      $    711,270
                                                      -----------   ------------

      Partners' equity:
        The Company                                          -        15,618,657
        Joint venture partner                                -        15,667,728
                                                      -----------   ------------
        Total partners' equity                               -        31,286,385
                                                      -----------   ------------
        Total liabilities and partners' equity        $      -      $ 31,997,655
                                                      ===========   ============


                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         1998             1997           1996
                                     -----------      -----------   ------------
      Revenue                        $   540,486      $ 9,221,901   $ 13,118,356
      Property operating expenses       (376,778)      (4,756,376)    (6,214,033)
      Depreciation                          -          (2,798,220)    (3,925,146)
      Provision for loss                    -         (10,749,529)    (9,000,000)
      Gain (loss) on sale                100,672         (721,760)          -
                                     -----------      -----------   ------------
      Net income (loss)              $   264,380      $(9,803,984)  $ (6,020,823)
                                     ===========      ===========   ============

      Allocation of net income (loss):
         The Company                 $   132,454      $(4,910,021)  $ (3,008,587)
         Joint venture partner           131,926       (4,893,963)    (3,012,236)
                                     -----------      -----------   ------------
                                     $   264,380      $(9,803,984)  $ (6,020,823)
                                     ===========      ===========   ============


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   ----------


G.    Investments in Unconsolidated Joint Ventures - Continued
      --------------------------------------------

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

H.    Mortgage Loan Receivable
      ------------------------

      The Company held a mortgage loan which had a carrying value of approximately $2,376,000 and $2,323,000 as of December 31, 1998 and 1997,
      respectively. The mortgage loan is collateralized by a 120-unit apartment complex in Palm Bay, Florida and requires monthly principal and interest payments of $23,518 based on a 23-year amortization and a 7% interest rate. The mortgage loan matures January 27, 2002 when a balloon payment of $2,552,673 will be due. The principal balance of the mortgage loan was approximately $2,857,000 and $2,939,000 at December 31, 1998 and 1997,
      respectively.

I.    Mortgage-Backed Securities (MBS)
      --------------------------------

      At December 31, 1998, the Company's MBS portfolio had an approximate market value of $5,271,000 with unrealized gains of approximately $334,000. The market value of the MBS portfolio at December 31, 1997 was approximately $8,012,000 with unrealized gains of approximately $500,000. At December 31, 1998 and 1997, the cost basis of the MBS portfolio was approximately $4,937,000 and $7,512,000 with a face value of approximately $4,965,000 and $7,561,000, respectively. The portfolio consists of Federal Home Loan Mortgage Corporation securities with coupon rates ranging from 8.0% to 9.75% per annum maturing in the years 2008 through 2021 and a Federal National Mortgage Association security with a coupon rate of 9% per annum maturing in 2024.

J.    Note Receivable
      ---------------

      On November 14, 1997 ("Funding Date"), a promissory note in the amount of $7,500,000 was issued by GGC, L.L.C. ("GGC"), an affiliate of an officer of the Company, to the Company as a result of the Questar Transaction. The note requires interest payments at an annual rate of 11.39% commencing on December 1, 1997, and continuing until the outstanding balance is paid in full. A principal payment in the amount of $3,750,000, together with all accrued interest and other charges, will be due and payable on November 14, 2000. The remaining principal balance and accrued interest and other charges will be due and payable on November 14, 2002. Units and Shares received by the borrowers as a result of the Questar Transaction totaling $9.375 million have been pledged as collateral for the promissory note. Subsequent to December 31, 1998, GGC paid down $3.5 million of the outstanding principal balance and $4.375 million of collateral was released.

K.    Credit Agreement
      ----------------

      As of December 31, 1998, the Company had a credit agreement with nine participating commercial banks for a $180 million unsecured revolving line of credit, at interest rates which ranged between 120 and 130 basis points over LIBOR ("Credit Agreement"). The following summarizes the Company's borrowings on the Credit Agreement as of December 31, 1998:

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                ----------------


K.    Credit Agreement - Continued
      ---------------

                          Contract     Contract
        Borrowings       Start Date    End Date   Interest Rate      Amount
        ----------       ----------    --------   -------------      ------
        LIBOR contract   12/14/98      01/13/99      6.8625%      $36,100,000
        LIBOR contract   12/09/98      01/08/99      6.8313%       99,000,000
                                                                  -----------
        Subtotal                                                 $135,100,000
                                                                 ============

      Subsequent to December 31, 1998, the Company borrowed an additional $38.0 million and repriced all borrowings on the Credit Agreement at interest rates that ranged from 6.2688% to 6.2375% with contract end dates that ranged from April 1, 1999 to April 15, 1999.

      As of December 31, 1997, the Company had a credit agreement with two commercial banks with a maximum commitment of $49.5 million. The Company's borrowings under the credit agreement totaled $12.0 million and had a contract interest rate of 7.125% at December 31, 1997. This agreement was replaced by the Credit Agreement discussed above.

      In November, 1995, the Company entered into a five-year interest rate swap contract with a bank as counterparty in order to hedge against variable interest rate debt. Pursuant to the swap contract, the Company will pay 6.06% on a $40 million notional amount and will receive LIBOR (based on 90 day contracts).

      The weighted average interest rate for the Company's variable rate credit agreements was 6.972% for the year ended December 31, 1998.

      The Credit Agreement requires the Company to be in compliance with certain debt covenants. Three of the more restrictive covenants include the requirement to maintain interest coverage ratio of 2 to 1, a debt service coverage ratio of 1.75 to 1 and total liabilities to total assets of not more than 55%. The Company believes it was in compliance with all covenants as of December 31, 1998.

L.    Construction Loan
      -----------------

      The Company has a construction loan commitment of $13.1 million to fund the development Berkshires at Crooked Creek ("Construction Loan"). The agreement requires monthly interest payments at a variable rate set at 150 basis points over LIBOR. The outstanding principal balance will be due June 30, 1999. As of December 31, 1998, the Company's borrowings on the Construction Loan totaled $11,362,891 and had interest rates that ranged from 6.8125% to 7.0625% with contract end dates of January 14, 1999 and February 16, 1999.

      Subsequent to December 31, 1998, the Company repriced all borrowings on the Construction Loan at an interest rate of 6.4375% with a contract end date of April 16, 1999.

M.    Mortgage Notes Payable
      ----------------------

      The Company has a borrowing arrangement with the Federal National Mortgage Association ("FNMA"). The original commitment for this interest-only borrowing arrangement, which was collateralized by multifamily assets, was for a maximum amount of $100 million, of which $63,345,000 was a fixed amount with fixed interest rates ("Fixed") and $36,655,000 was a revolving component which had a variable interest rate. On August 7, 1998, the Company terminated the $36,655,000 the revolving component and incurred termination fees and increased amortization expense of $561,453 as a result.
                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                ---------------


M.    Mortgage Notes Payable - Continued
      ----------------------

      At December 31, 1998 and 1997, the outstanding amounts under the borrowing arrangement with FNMA were as follows:

                  Maturity
                   Dates        Interest Rate      Amount
                  ---------     -------------      ------
                   11/20/05        6.997%       $50,000,000
                    9/20/03        7.540%        13,345,000
                                                -----------
                                                $63,345,000
                                                ===========

      At December 31, 1998, the apartment communities pledged as collateral under the borrowing arrangement with FNMA were as follows:

        Apartment Communities         Location
        ---------------------         --------
        Brookfield Trace              Mauldin, SC
        Brookwood Valley              Mauldin, SC
        Cumberland Cove               Raleigh, NC
        Indigo on Forest              Dallas, TX
        The Oaks                      Mauldin, SC
        Pleasant Woods                Dallas, TX
        River Oaks                    Houston, TX

The following table sets forth certain information regarding the other mortgage notes payable and related collateral at December 31, 1998:

                                                                                                              Principal Balance
 Apartment                                                              Interest           Maturity                Balance
 Communities                          Location                            Rate               Date               as of 12/31/98
 -----------                          --------                            ----               ----               --------------
 Fixed Rate

 Westchester West                     Silver Spring, MD                   8.25%             2/1/2001            $10,954,587
 Altamonte Bay Club                   Altamonte Springs, FL               8.34%             4/1/2001              3,967,079
 Huntington Chase                     Norcross, GA                        8.34%             4/1/2001              7,924,926
 Newport                              Tampa, FL                           8.34%             4/1/2001              3,598,079
 The Timbers                          Charlotte, NC                       8.34%             4/1/2001              6,365,833
 The Avalon on Abernathy              Atlanta, GA                         8.45%             6/1/2001              5,327,543
 East Lake Village                    Charlotte, NC                       8.45%             6/1/2001              2,803,970
 Southpointe at Massapequa            Massapequa, NY                      8.45%             6/1/2001              4,953,680
 6200 Gessner                         Houston, TX                         8.51%             6/1/2001              9,791,214
 Berkshire Crossing                   Houston, TX                         8.51%             6/1/2001              4,458,429
 Huntington Downs                     Greenville, SC                      8.45%             7/1/2001              8,677,496
 The Lakes of Jacaranda               Plantation, FL                      8.45%             7/1/2001              7,750,773
 Berkshire West                       Winter Garden, FL                   7.45%            11/1/2003              5,479,391
 Lynn Lake                            St. Petersburg, FL                  7.06%            12/1/2003              7,807,877
 Berkshire Springs                    Dallas, TX                          7.88%             2/1/2004              3,937,481
 Kings Crossing                       Kingwood, TX                        8.45%             7/1/2005              8,655,350
 Kingwood Lakes                       Kingwood, TX                        8.45%             7/1/2005              8,274,895
 Golf Side                            Fort Worth, TX                      7.70%            11/1/2005              5,622,531
 River Parkway                        Atlanta, GA                         8.60%             8/1/2006             17,100,677
 Fairway Ridge                        Baltimore, MD                       8.19%            12/1/2006              6,029,303
 Kingswood I                          Baltimore, MD                       8.12%            11/1/2006              5,930,818
 Kingswood II                         Baltimore, MD                       8.12%            11/1/2006              5,865,062
 Warren Park                          Baltimore, MD                       8.12%            11/1/2006              5,005,324

 Hazelcrest                           Baltimore, MD                       8.12%            11/1/2006                809,685
 Heraldry Square                      Baltimore, MD                       8.12%            11/1/2006              7,851,488
 Essex House                          Atlanta, GA                         8.04%             3/1/2007              5,044,437
 Highlands at Briarcliff              Atlanta, GA                         8.04%             3/1/2007              5,266,758
 Pines at Dunwoody                    Atlanta, GA                         8.04%             3/1/2007             12,755,908
 Jamestowne                           Baltimore, MD                       7.21%            11/1/2008              5,558,306
 Williston                            Baltimore, MD                       7.23%            11/1/2008              1,796,904
 Coventry                             Baltimore, MD                       6.10%             4/1/2026              4,359,193
 Courtleigh                           Baltimore, MD                       5.95%             8/1/2028             11,655,312
 The Estates                          Pikesville, MD                      7.00%             9/1/2028             11,455,708
 Calvert's Walk                       Belair, MD                          7.15%             4/1/2029             14,090,273
 Berkshire Towers                     Silver Spring, MD                   7.63%             4/1/2029             34,823,122
 Stratton Meadows                     Baltimore, MD                       7.10%             2/1/2030             12,299,697
 Arborview                            Belcamp, MD                         7.38%             1/1/2034             16,509,218
 Rollingwind                          Baltimore, MD                       7.25%             9/1/2035             18,157,454
                                                                                                               ------------
 Subtotal                                                                                                      $318,715,781
                                                                                                               ============

                                   Continued

                BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 -------------


M.    Mortgage Notes Payable - Continued
      ----------------------


 Apartment                                                            Interest           Maturity           Principal Balance
 Communities                          Location                          Rate               Date               as of 12/31/98
 -----------                          --------                          ----               ----               --------------
 Tax Exempt Bonds - fixed

 Plantation Colony                    Plantation, FL                    7.14%               9/1/2004              9,296,493
 Park Colony and                      Hollywood, FL
   Woodland Meadows                   Tamarac, FL                       6.41%               4/1/2002             16,900,000
 Olde Forge                           Baltimore, MD                     6.43%               7/1/2026              5,695,712
                                                                                                               ------------

    Subtotal                                                                                                   $ 31,892,205
                                                                                                               ============
 Tax Exempt Bonds - variable

 Prescott Place II                    Dallas, TX                        5.66%(1)           12/5/2003            $ 5,783,441
 Lynn Lake                            St. Petersburg, FL                5.07%(2)            7/1/2011              6,500,000
                                                                                                               ------------

    Subtotal                                                                                                   $ 12,283,441
                                                                                                               ============
 Total mortgage notes payable                                                                                  $426,236,427
                                                                                                               ============


            (1) This interest rate is calculated at 70% of the prime rate as published by the lending institution and in effect on June 15 and December 15 to be effective for the six months thereafter.

            (2) This interest rate is determined on a weekly basis by the remarketing agent at the minimum interest rate necessary so that the bonds could be sold at one hundred percent of the principal amount plus accrued interest.

            The aggregate scheduled principal amounts of long-term borrowings due during the five years 1999 through 2003 and thereafter are $4,615,579, $5,000,350, $78,043,672, $20,417,102, $26,615,964 and
            $291,543,760, respectively.

            In the event of a mortgage prepayment, certain mortgage agreements may require a prepayment penalty.

N.          Minority Interest
            -----------------

            Minority Interest represents the respective ownership percentage of the Operating Partnership by unitholders other than the Company. Ownership percentage is determined as the number of Units held by the Minority Interest in relation to the total number of Units held by the Minority Interest and the Company. Issuance of additional Shares or Units changes the ownership interests of both the Minority Interest and the Company. Such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between shareholders' equity and Minority Interest. The Company made an allocation adjustment to account for the Minority Interest ownership of the Operating Partnership as of December 31, 1998.

            Holders of Units receive distributions per Unit equal to the dividend per Share paid in respect of common stock of the Company. At the option of the Operating Partnership, as specified in the Partnership Agreement, Units may be either exchanged for an equal number of Shares or redeemed for cash from the Operating Partnership.

            There were 9,667,248 and 7,199,661 Units held by minority unitholders in the Operating Partnership as of December 31, 1998 and 1997, respectively.

                                   Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  -----------


O.          Related Party Transactions
            --------------------------

            As a result of the Property Manager Transaction, the Company receives property management fees and expense reimbursements associated with the third-party management contracts acquired. These contracts are primarily with partnerships affiliated with a director of the Company. The Company earned approximately $3,238,000 and $2,763,000 related to affiliated third-party management contracts for the years ended December 31, 1998 and 1997, respectively.

            As discussed in Note J, the Company has a promissory note receivable with an affiliate of an officer of the Company. The Company recorded interest income related to the promissory note receivable of approximately $854,000 and $112,000 for the years ended December 31, 1998 and 1997, respectively. Subsequent to year end, the terms of the promissory note were amended and the affiliate paid down $3.5 million of the outstanding principal balance.

            As a result of the Questar Transaction, the Company executed a five-year lease with an affiliate of an officer of the Company for approximately 6,900 square feet of space at an annual gross rent of approximately $140,000. The Company incurred rent expense related to the lease agreement of approximately $140,000 and $18,000 for the year ended December 31, 1998 and 1997, respectively.

            As discussed in Note P, the Company has issued stock purchase loans to the President and three executive officers of the Company. In accordance with the provisions of the loans, $125,000 and $100,000 of loan principal was forgiven during 1998 and 1997, respectively. The forgiven amount was recorded as an expense in the Consolidated Statements of Operations. The Company recorded interest income on the stock purchase loans of approximately $180,000 and $65,000 for the years ended December 31, 1998 and 1997, respectively. The unpaid principal balance of the loans was $2,275,000 and $900,000 as of December 31, 1998 and 1997, respectively.

            As a result of the acquisition of the Property Manager as described in Note D, effective February 28, 1997, the Company terminated the management contracts with an affiliate for services related to multifamily property operations. The Company engaged an affiliate of a director of the Company to manage its retail assets until January 30, 1998. The management contracts were terminated on January 30, 1998, as a result of the sale of the Company's remaining retail assets.

            The Company has an agreement with an affiliate of a director whereby the affiliate and the Company have contracted to provide certain administrative services on each other's behalf. Pursuant to the agreement, the affiliate provides services related to management information systems support, legal and investor records and the Company provides human resources, insurance risk management and real estate tax related services.

            The following is a summary of fees and reimbursements paid or accrued to affiliates for administrative and property management services for the years ended December 31:

                                                          1998                      1997                       1996
                                                          ----                      ----                       ----
              Fees and reimbursements for
                 administrative services, net           $1,302,462                $1,324,263                 $  740,273
              Cost reimbursements related
                 to the operation of the                $    2,544                $  254,615                 $1,666,695
                 Company's properties

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------


P.          Benefit Plans
            --------------

            Stock Option Plan
            -----------------

            The Board of Directors of the Company adopted the Berkshire Realty Company, Inc. Amended and Restated Stock Option Plan (the "Plan") in May, 1998. The Plan provides for grants to certain employees, non-employee directors and consultants of the Company. Awards are administered by the Compensation Committee which is comprised of at least two independent directors appointed by the Board of the Directors. There are 3,300,000 shares of common stock authorized for non-qualified and incentive stock option grants under the Plan. The Plan will continue in effect until all shares of common stock subject to options have been acquired or until May 1, 2001, whichever is earlier. However, unexercised options will continue in effect after the termination of the Plan. Options currently granted have a 0-3 year vesting period.

            In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro-forma disclosure of net income and earnings per share, adjusted to reflect the effect of compensation expenses, in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1998 and 1997 and has applied APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, compensation expense of approximately $9,000, $22,000 and $22,000 was recognized for the years ended December 31, 1998, 1997 and 1996, respectively, for the options issued to a consultant of the Company. Had compensation expense for the Plan been determined based on the fair value of all the options calculated in accordance with SFAS 123, the Company's net loss and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been adjusted to the pro-forma amounts indicated below (unaudited):

                                   1998                          1997                            1996
                     -------------------------------------------------------------------------------------------
                                         Earnings                       Earnings                        Earnings
                         Net Loss       Per Common      Net Loss       Per Common     Net Loss         Per Common
                        Per Common        Share        Per Common        Share       Per Common          Share
                      -------------------------------------------------------------------------------------------
                         (Basic)         (Basic)        (Basic)         (Basic)        (Basic)            (Basic)
        As Reported   $(14,153,655)      $(.39)      $(10,088,352)      $(.37)       $(14,308,277)        $(.56)
        Pro-Forma*    $(14,487,111)      $(.39)      $(10,340,811)      $(.38)       $(14,745,759)        $(.58)


           * The pro-forma effect of compensation costs determined using the fair value based method are not indicative of future amounts.

           The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: for 1998 an expected life of 5.2 years, expected volatility of 20%, a dividend yield of 8.1% and a risk free interest rate of 5.57%; for 1997 an expected life of 4.7 years, expected volatility of 17%, a dividend yield of 8.1% and a risk free interest rate of 6.36%, and for 1996 an expected life of 3 years, expected volatility of 20%, a dividend yield of 9.1% and a risk free interest rate of 5.65%.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   ----------


P.         Benefit Plans - Continued
           -------------

           A summary of the status of the Plan and changes during the year are presented below:

                                                                                                      Weighted Average
                                                               Shares                                  Exercise Price
                                               ----------------------------------------       -------------------------------
    Shares                                        1998           1997            1996           1998         1997        1996
    ------                                     ---------       --------        --------       -------      -------      -----
    Outstanding at beginning of the year      1,094,500         624,000              -         10.38          9.90          -
    Granted                                     539,100         536,300        624,000         11.88         10.99       9.90
    Exercised                                         -               -              -                           -          -
    Forfeited/Expired                           (39,000)        (65,800)             -        (11.69)       (10.73)         -
                                              ---------       ---------        -------        ------        ------      -----
    Outstanding at end of the year            1,594,600       1,094,500        624,000        $10.85        $10.38      $9.90
                                              =========       =========        =======        ======        ======      =====
    Options exercisable at year-end             981,300         784,000        568,000        $10.45        $10.15      $9.86
                                                =======         =======        =======        ======        ======      =====
    Weighted average fair value of
     options granted during the year              $1.04            $.86           $.74
                                                  =====            ====           ====


           The following table summarizes information about options granted for the following years:

                                                                    Remaining
                         Range of                   Options        Contractual       Weighted Average
                         Exercise Prices            Granted           Life            Exercise Price
                         ---------------            -------           ----            --------------
            1998         $11.81-$11.88              539,100         9.1 years             $11.88
            1997         $10.75-$11.00              536,300         8.3 years             $10.99
            1996         $ 9.75-$10.25              624,000         7.4 years             $ 9.90


            Stock Purchase Loans
            --------------------

            On February 28, 1997, the Board of Directors approved a $1 million Stock Purchase Loan for the President and Chief Executive Officer of the Company. On March 4, 1997, the loan proceeds were used to purchase 86,956 shares of the Company's common stock at $11.50 per share.

            On January 2, 1998, the Board of Directors approved three additional Stock Purchase Loans, each in the amount of $500,000, for three executive officers of the Company. On January 2, 1998, the officers purchased 126,984 shares of common stock at $11.81 per share using the loan proceeds.

            The terms of the loans provide for, among other things, interest rates of 7.8% and 7.873% per year payable quarterly and an annual forgiveness feature of 5% of the original principal so long as the individual is employed. Additional annual forgiveness of up to another 5% may be granted if certain Company performance measures are met. The maximum forgiveness in any one year is 10%. If the individual terminates his employment, the loan is due and payable six months from the date of termination. However, in the event of a change of control of the Company, as defined, any then outstanding principal and interest due shall be forgiven.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  ------------

            Employee Retirement Savings Plan
            --------------------------------

            The Company implemented a defined contribution plan in 1996 pursuant to Section 401(k) of the Internal Revenue Code which covers all employees' contributions up to 3% of each employee's compensation, not to exceed $1,000. Employees with one year or greater service are eligible to participate in the defined contribution plan. Aggregate contributions of approximately $166,000 and $97,000 were made for the years ended December 31, 1998 and 1997, respectively.

            Supplemental Executive Retirement Plan
            --------------------------------------

            The Company implemented a Supplemental Executive Retirement Plan ("SERP") in 1997 which provides certain of its executive employees with supplemental retirement income and to offer those employees an opportunity to elect to defer the receipt of compensation in order to provide termination of employment and related benefits taxable pursuant to Section 451 of the Internal Revenue Code of 1986, as amended. The SERP provides for a Company match of 10% of the employees' deferred compensation up to a maximum of 25% of each individual employee's base salary. Aggregate contributions made by the Company pursuant to the SERP were approximately $22,000 and $25,000 for the years ended December 31, 1998 and 1997, respectively.

Q.          Commitments and Contingencies
            -----------------------------

            Litigation
            ----------

            The Company is involved in legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel, that such litigation and claims should be resolved without material effect on the Company's financial position or results from operations.

            Development
            -----------

            The estimated cost to complete Berkshires at Deerfield and Berkshire Commons, the development projects in progress at year end, was approximately $38.0 million as of December 31, 1998.

            As discussed in Note F, the Company also has contracts to acquire three properties from Questar Builders, Inc. which were in various stages of development as of December 31, 1998.

            Employment Agreements
            ---------------------

            The Company has employment agreements with certain officers which have expiration dates which range from December, 1998 to November, 2002. In the event any of the employment agreements are terminated, certain termination and severance payments are required.

            Leases
            ------

            The Company has several lease agreements for its regional and corporate office space. The leases have expiration dates which range from December, 1999 to September, 2008 and require minimum lease payments of $1,274,811, $979,429, $772,747, $780,180, $773,086, and
            $3,277,714 during the five years 1999 through 2003 and thereafter, respectively.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 -------------


Q.          Commitments and Contingencies - Continued
            -----------------------------------------

            Tax Compliance
            --------------

            The Company is currently in the process of addressing two matters which pertain to compliance with certain REIT tax provisions. Both matters relate to certain services being provided to tenants which could be considered impermissible under certain Internal Revenue Service regulations in 1997 and earlier years. It is management's opinion, based on advice from its tax advisors, that the situation will be satisfactorily resolved without any significant cost to the Company, although there can be no assurance that this will be the case.

R.          Earnings Per Share
            ------------------

            In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", the Company has presented basic and diluted net loss per share on the Consolidated Statement of Operations. The basic and diluted net loss and weighted average shares used in the calculations are presented below:

                                           1998                     1997                    1996
                                       -------------            -------------           -------------
       Net loss allocated to           $(14,153,655)            $(10,088,352)           $(14,308,277)
          common shareholders          ============             ============            ============
         (Numerator)

       Weighted average shares           36,684,985               27,099,522              25,393,147
          (Denominator)                ============             ============            ============

            Options, preferred stock, warrants, and Units were not included in the computation of diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 because the effects of these securities were antidilutive in the computations.

S.          Fair Value of Financial Instruments
            -----------------------------------

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

            Mortgage loan receivable
            ------------------------

            The Company estimates the fair value of its mortgage loans using the market value of the properties which collateralize such loans, if available. Otherwise, fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. Based on this analysis, the Company has determined that the fair value of the mortgage loan approximates its carrying value.

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -----------


            Note receivable
            ---------------

            Due to the unique nature of the note receivable and its terms the Company has determined that the fair value of the promissory note approximates its carrying value.

            Credit agreement
            ----------------

            The carrying amount approximates the fair value due to the short maturity of those instruments.

            Interest rate swap agreement
            ----------------------------

            The Company would be liable for $784,000 and $156,000 if the interest rate swap agreement was terminated as of December 31, 1998 and 1997, respectively.

            Mortgage notes payable
            ----------------------

            Mortgage notes payable were valued by discounting cash flows remaining to maturity using comparable treasury interest rates plus current spreads. Based on this analysis, the Company has determined that the fair value of these liabilities approximates carrying value. Due to restrictions on transfers and prepayment, the Company may be unable to refinance certain mortgage notes payable at such calculated fair values.

T.          Pro-Forma Results (Unaudited):
            ------------------------------

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

                                                        For the Twelve Months Ended
                                                     ----------------------------------
                                                     December 31,          December 31,
                                                         1998                  1997
                                                     -----------           -----------
            Revenue                                     $192,187             $185,303
                                                        ========             ========
            Expenses                                    $204,308             $194,544
                                                        ========             ========
            Net loss                                   $(10,889)             $(11,557)
                                                        ========              ========
            Net loss allocated to
              common shareholders                       $(17,047)            $(17,715)
                                                        ========             ========
            Net loss per weighted
              average common share                         $(.46)               $(.48)
                                                           =====                =====

U.          Shareholders' Equity
            --------------------

            Preferred Stock
            ---------------

            On September 25, 1997, the Company sold 2,737,000 shares of Series 1997-A Convertible Preferred Stock (the "Preferred Shares"), $.01 par value, to affiliates of Westbrook Partners, LLC at $25.00 per share ("Stated Value").

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   ----------

U.          Shareholders' Equity - Continued
            --------------------

            Holders of Preferred Shares are entitled to receive, if declared by the Board, preferential cumulative quarterly cash dividends, at the greater of the rate of 9% per annum or the dividend payable on shares of common stock. Each Preferred Share is convertible, at the option of the holder beginning September 19, 1998, into 2.0756 shares of common stock, based on a conversion price of $12.04 per share of common stock, subject to certain adjustments as defined in the agreement.

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

            In certain instances, including a change of control of the Company (as defined in the agreement), holders of the Preferred Shares will be entitled to receive at their option either (i) an amount per Preferred Share equal to 115% of the sum of the Stated Value and all accrued and unpaid dividends or (ii) common stock on conversion of their Preferred Shares.

            The amount of cumulative preferred dividends accrued as of December 31, 1998 was approximately $787,000.

            Common Stock Offering
            ---------------------

            On November 10, 1997, the Company completed an offering of ten million shares of common stock which provided net cash proceeds of approximately $103.1 million. The Company used the proceeds to finance the Questar Transaction, to repay variable rate debt and for general corporate purposes.

            Dividends to Shareholders
            -------------------------

            For federal income tax purposes, the following summarizes the tax components of dividends paid in 1998, 1997 and 1996:

                                                                   Year Ended December 31,
                                                         ----------------------------------------------------------------
                                                                1998                  1997                     1996
                                                         -----------------       -----------------        ---------------
            Per Share:
              Ordinary income                            $.32         33.0%      $.21        23.3%        $.44      48.9%
              Non-taxable distributions                   .64         67.0%       .71        76.7%         .46      51.1%
                                                         ----         -----      ----        -----        ----      -----
                  Total                                  $.96          100%      $.92         100%        $.90       100%
                                                         ====         =====      ====        =====        ====      =====

            Warrants
            --------

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

                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -----------


U.          Shareholders' Equity - Continued
            --------------------

            The settlement agreement provided that the Company pay to the plaintiff class $1.5 million and issue three million stock warrants. Upon exercise, each warrant entitles the holder the right to acquire one share of common stock of the Company. The warrants were exercisable at an exercise price of $11.79 for a period of four years ending on September 8, 1998. On September 8, 1998, unexercised, outstanding warrants totaling 2,987,966 expired. As of that date, 12,034 shares of common stock had been issued upon exercise of warrants.

V.          Segment Reporting
            -----------------

            The Company has adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim reports issued to shareholders.

            The Company operates and develops apartment communities in Florida, Texas and the Mid-Atlantic and Southeast regions of the United States which generated rental income through the leasing of apartment units. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single real estate segment.

            The Company evaluates performance based upon net operating income ("NOI") from the combined properties in the segment. NOI is defined by the Company as rental revenue less property operating expenses, including repairs and maintenance and real estate taxes. Accordingly, NOI excludes non-property revenue and expenses included in the determination of net income. NOI for the combined properties in the segment for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                                        1998                 1997                 1996
                                                        ----                 ----                 ----
            Rental Revenue
              Multifamily                           $175,961,701         $106,172,035          $81,711,677
              Retail (a)                                   3,369            3,801,573            7,738,970
                                                     -----------         ------------          -----------
            Total                                    175,965,070          109,973,608           89,450,647
            Operating Expenses
              Multifamily                             69,804,636           42,919,967           35,097,867
              Retail (a)                                 101,655              833,030            1,628,092
                                                     -----------         ------------          -----------
            Total                                     69,906,291           43,752,997           36,725,959
                                                     -----------         ------------          -----------
            Net Operating Income                    $106,058,779         $ 66,220,611          $52,724,688
                                                    ============         ============          ===========


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -----------


V.          Segment Reporting - Continued

            The following is a reconciliation of net operating income to income
            (loss) from operations before joint venture income (loss), gains on sale of assets, minority interest and extraordinary items:

                                                                1998                  1997                   1996
                                                                ----                  ----                   ----
            Net Operating Income                            $106,058,779           $66,220,611            $52,724,688
            Revenue:

              Management fees and
                reimbursements                                 3,709,023             3,157,516                  -
              Interest                                         3,110,904             2,367,938              3,551,019

            Expenses:
              Depreciation and
                amortization                                 (70,826,673)          (43,315,329)           (30,171,600)
              General and
                administrative                                (5,476,948)           (5,065,015)            (3,632,078)
              Property management
                operations                                    (7,689,765)           (5,564,851)            (1,302,352)
              Interest                                       (38,801,288)          (24,005,605)           (20,500,533)
              Property and asset
                management fees                                  (15,304)             (902,931)            (4,717,479)
              Other                                           (2,353,738)           (4,929,237)            (8,563,346)
                                                             -----------           -----------            -----------
            Loss from operations before joint
              venture income (loss), gains on
              sales of assets, minority interest and
              extraordinary items                           $(12,285,010)         $(12,036,903)          $(12,611,681)
                                                            ============          ============           ============

            (a) The Company completed the liquidation of the retail portfolio in
                1998.

W.          Subsequent Events
            -----------------

            On March 5, 1999, as a result of the process initiated by the Board, the Company filed a Form 8-K dated March 4, 1999 announcing that it received several offers to acquire the Company. Among these offers was one from a group that included Douglas Krupp, the Chairman of the Board of the Company, to acquire the Company at a price of $11.05 per share of Common Stock. A special committee of disinterested directors established by the Board to review and negotiate these offers advised this group that the price of $11.05 per share was insufficient. This group revised its offer to $12.05 per share of Common Stock. The special committee of the Board is continuing to review and negotiate the offers the Company received. There can be no assurance that any of these offers will result in the consummation of the sale of the Company.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
             SCHEDULE III - Real Estate and Accumulated Depreciation
                                December 31, 1998

                                                 Costs Capitalized
                                                 -----------------
                                                                 Subsequent to
                                 Initial cost to Partnership      Acquisition         Gross Amounts Carried at End of Year
                                 ---------------------------      -----------      -------------------------------------------
                                                  Buildings        Buildings                       Buildings
                                                     and              and                             and
       Description                   Land        Improvements    Improvements         Land        Improvements        Total
-------------------------        -----------     ------------    ------------      ----------     ------------     -----------
Residential
-----------

Altamonte Bay Club
Altamonte Springs, Florida      $   485,599      $ 4,370,388     $ 1,130,617      $   485,599     $ 5,501,005      $ 5,986,604

The Arbors at Breckinridge
Duluth, Georgia                   3,260,533       23,377,361       1,390,922        3,260,533      24,768,283       28,028,816

Arbor Keys
Tamarac, Florida                  1,073,205        9,658,843       1,042,721        1,073,205      10,701,564       11,774,769

Arborview
Belcamp, Maryland                 1,868,730       16,900,376         364,926        1,868,730      17,265,302       19,134,032

The Avalon on Abernathy
Atlanta, Georgia                  2,013,424        5,177,377       5,334,674        2,013,424      10,512,051       12,525,475

Benchmark
Irving, Texas                     1,589,125        6,493,913       1,376,987        1,589,125       7,870,900        9,460,025

Berkshires of Addison
Addison, Texas                    2,200,557        4,863,832       1,204,033        2,200,557       6,067,865        8,268,422

Berkshires at Crooked Creek
Durham, North Carolina            1,656,666       18,459,922          86,758        1,656,666      18,546,680       20,203,346

Berkshire Crossing
Houston, Texas                    1,074,576        4,355,317       1,045,208        1,074,576       5,400,525        6,475,101

Berkshire Hills
Austin, Texas                       983,942        8,855,477         803,890          983,942       9,659,367       10,643,309

Berkshire Springs
Dallas, Texas                     3,147,218        3,778,879       1,450,256        3,147,218       5,229,135        8,376,353

Berkshire Towers
Silver Spring, Maryland           5,441,750       48,975,751       9,734,326        5,441,750      58,710,077       64,151,827

Berkshire West
Winter Garden, Florida              865,625        7,790,621       1,339,530          865,625       9,130,151        9,995,776

Bluffs of Berkshire
Austin, Texas                     1,786,670       16,080,034         292,478        1,786,670      16,372,512       18,159,182

British Woods
Nashville, Tennessee              1,212,396       10,911,569       1,217,813        1,212,396      12,129,382       13,341,778

Brookfield Trace
Mauldin, South Carolina           1,679,106       15,578,731         459,106        1,679,106      16,037,837       17,716,943


                                                                     Year
                                               Accumulated       Construction      Date
       Description                            Depreciation         Completed     Acquired
-------------------------                     ------------       ------------    --------
Residential
-----------

Altamonte Bay Club
Altamonte Springs, Florida                     $ 2,201,144        1984-1986      10/14/92

The Arbors at Breckinridge
Duluth, Georgia                                  6,999,984        1986-1989/     12/17/93
                                                                  1995
Arbor Keys
Tamarac, Florida                                   571,905        1974           02/27/98

Arborview
Belcamp, Maryland                                1,177,632        1992           11/14/97

The Avalon on Abernathy
Atlanta, Georgia                                 3,426,862        1971           06/02/92

Benchmark
Irving, Texas                                    1,417,361        1982           06/27/96

Berkshires of Addison
Addison, Texas                                     562,046        1980           09/26/97

Berkshires at Crooked Creek
Durham, North Carolina                             194,097        N/A            08/25/95

Berkshire Crossing
Houston, Texas                                     265,888        1977           04/09/98

Berkshire Hills
Austin, Texas                                      564,331        1986           02/04/98

Berkshire Springs
Dallas, Texas                                      311,485        1978           01/26/98

Berkshire Towers
Silver Spring, Maryland                         10,115,887        1965-1969      05/14/96

Berkshire West
Winter Garden, Florida                             956,269        1991           05/13/97

Bluffs of Berkshire
Austin, Texas                                      931,390        1996           01/29/98

British Woods
Nashville, Tennessee                             2,587,798        1984           11/01/95

Brookfield Trace
Mauldin, South Carolina                          2,733,539        1995           11/01/95

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
       SCHEDULE III - Real Estate and Accumulated Depreciation - Continued
                                December 31, 1998

                                                   Costs Capitalized
                                                   -----------------
                                                                 Subsequent to
                                 Initial cost to Partnership      Acquisition         Gross Amounts Carried at End of Year
                                 ---------------------------      -----------      ------------------------------------------
                                                  Buildings        Buildings                       Buildings
                                                     and              and                             and
       Description                   Land        Improvements    Improvements         Land        Improvements         Total
-------------------------        -----------     ------------    ------------      ----------     ------------      ----------
Residential
-----------

Brookwood Valley
Mauldin, South Carolina              972,241       8,863,448         707,558          972,241       9,571,006       10,543,247

Calvert's Walk
Belair, Maryland                   1,548,125      14,022,664         480,642        1,548,125      14,503,306       16,051,431

Carlyle Place
San Antonio, Texas                   878,453       9,115,321         199,913          878,453       9,315,234       10,193,687

The Channel
Glen Burnie, Maryland              1,194,666       4,731,257       1,136,204        1,194,666       5,867,461        7,062,127

Courtleigh
Baltimore, Maryland                1,400,059      12,691,366         702,594        1,400,059      13,393,960       14,794,019

The Cove
Glen Burnie, Maryland              1,348,446       5,924,724       1,048,677        1,348,446       6,973,401        8,321,847

Coventry
Baltimore, Maryland                  604,447       5,479,602         317,982          604,447       5,797,584        6,402,031

Cumberland Cove
Raleigh, North Carolina            1,840,514      23,538,582       1,716,338        1,840,514      25,254,920       27,095,434

Diamond Ridge
Baltimore, Maryland                  479,196       4,342,609         126,504          479,196       4,469,113        4,948,309

East Lake Village
Charlotte, North Carolina            531,629       4,784,665       2,787,039          531,629       7,571,704        8,103,333

Essex House
Atlanta, Georgia                     782,908       7,046,174         214,239          782,908       7,260,413        8,043,321

The Estates
Pikesville, Maryland               1,352,064      12,168,571         327,024        1,352,064      12,495,595       13,847,659

Fairway Ridge
Baltimore, Maryland                  712,766       6,414,891         963,056          712,766       7,377,947        8,090,713

6200 Gessner
Houston, Texas                     5,149,916       7,053,676       1,387,666        5,149,916       8,441,342       13,591,258

Golf Side
Haltom City, Texas                 1,444,701       6,989,048       1,249,070        1,444,701       8,238,118        9,682,819

Harper's Mill
Millersville, Maryland             1,228,134       6,857,013         888,930        1,228,134       7,745,943        8,974,077

                                                                Year
                                          Accumulated       Construction      Date
       Description                        Depreciation        Completed     Acquired
-------------------------                 ------------      ------------    --------
Residential
-----------

Brookwood Valley
Mauldin, South Carolina                     2,394,422        1992           04/13/95

Calvert's Walk
Belair, Maryland                            1,037,044        1988           11/14/97

Carlyle Place
San Antonio, Texas                            522,875        1996           02/04/98

The Channel
Glen Burnie, Maryland                         593,863        1981           07/22/97

Courtleigh
Baltimore, Maryland                           958,144        1988           11/14/97

The Cove
Glen Burnie, Maryland                         698,950        1976           07/22/97

Coventry
Baltimore, Maryland                           414,773        1986           11/14/97

Cumberland Cove
Raleigh, North Carolina                     7,321,644        1985/1995      12/19/91

Diamond Ridge
Baltimore, Maryland                           318,089        1991           11/14/97

East Lake Village
Charlotte, North Carolina                   2,939,641        1972           10/19/93

Essex House
Atlanta, Georgia                              223,466        1974           07/08/98

The Estates
Pikesville, Maryland                          883,784        1989           11/14/97

Fairway Ridge
Baltimore, Maryland                           542,706        1966           11/14/97

6200 Gessner
Houston, Texas                                445,570        1979           04/09/98

Golf Side
Haltom City, Texas                          1,497,992        1980/1985      06/06/96

Harper's Mill
Millersville, Maryland                        732,374        1978           07/22/97

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
       SCHEDULE III - Real Estate and Accumulated Depreciation - Continued
                                December 31, 1998

                                                   Costs Capitalized
                                                   -----------------
                                                                 Subsequent to
                                 Initial cost to Partnership      Acquisition          Gross Amounts Carried at End of Year
                                 ---------------------------      -----------      -------------------------------------------
                                                  Buildings        Buildings                       Buildings
                                                     and              and                             and
       Description                   Land        Improvements    Improvements         Land        Improvements         Total
-------------------------        -----------     ------------    ------------      ----------     ------------      ----------
Residential
-----------

Hazelcrest
Baltimore, Maryland                  118,964       1,070,680         110,371          118,964       1,181,051        1,300,015

Heraldry Square
Baltimore, Maryland                1,008,285       9,074,559         767,026        1,008,285       9,841,585       10,849,870

Highlands at Briarcliff
Atlanta, Georgia                   2,846,415       5,486,182         354,142        2,846,415       5,840,324        8,686,739

Highland Ridge
Nashville, Tennessee                 720,695       6,486,261       1,774,194          720,695       8,260,455        8,981,150

Hilltop
Baltimore, Maryland                  133,886       1,204,978         128,012          133,886       1,332,990        1,466,876

Hunter's Glen
Plano, Texas                       1,465,565       8,655,738       1,860,141        1,465,565      10,515,879       11,981,444

Huntington Brook
Dallas, Texas                      2,263,462       9,821,226         767,976        2,263,462      10,589,202       12,852,664

Huntington Chase
Norcross, Georgia                  1,423,939      17,865,515       2,413,163        1,423,939      20,278,678       21,702,617

Huntington Downs
Greenville, South Carolina           791,173      18,091,240       2,012,246          791,173      20,103,486       20,894,659

Huntington Lakes
Dallas, Texas                     2,781,864       15,317,450          658,134        2,781,864      15,975,584      18,757,448

Huntington Ridge
Irving, Texas                     1,518,045        8,059,526          339,210        1,518,045       8,398,736       9,916,781

Indigo on Forest
Dallas, Texas                     10,951,649      26,256,230        5,884,666       10,951,649      32,140,896      43,092,545

Jamestowne
Baltimore, Maryland                  869,120       7,822,080        1,071,814          869,120       8,893,894       9,763,014

Kings Crossing
Houston, Texas                     3,614,838       9,295,300        1,543,588        3,614,838      10,838,888      14,453,726

Kingwood Common I
Baltimore, Maryland                  740,762       6,666,866          934,455          740,762       7,601,321       8,342,083

Kingwood Common II
Baltimore, Maryland                  719,869       6,478,824          879,434          719,869       7,358,258       8,078,127

                                                              Year
                                       Accumulated       Construction      Date
       Description                     Depreciation        Completed     Acquired
-------------------------              ------------      ------------    --------
Residential
-----------

Hazelcrest
Baltimore, Maryland                          85,273        1965          11/14/97

Heraldry Square
Baltimore, Maryland                         714,024        1974          11/14/97

Highlands at Briarcliff
Atlanta, Georgia                            186,879        1969          07/08/98

Highland Ridge
Nashville, Tennessee                      1,896,334        1972          11/01/95

Hilltop
Baltimore, Maryland                          96,690        1965          11/14/97

Hunter's Glen
Plano, Texas                              1,786,593        1979          07/30/96

Huntington Brook
Dallas, Texas                               845,925        1984          09/26/97

Huntington Chase
Norcross, Georgia                         6,013,344        1987/1996     07/07/93

Huntington Downs
Greenville, South Carolina               11,194,669        1986-1987     01/15/88

Huntington Lakes
Dallas, Texas                             1,249,213        1984/1996     09/26/97

Huntington Ridge
Irving, Texas                               663,477        1984          09/26/97

Indigo on Forest
Dallas, Texas                            10,783,750        1984          08/31/94

Jamestowne
Baltimore, Maryland                         634,236        1965          11/14/97

Kings Crossing
Houston, Texas                            3,556,173        1983          03/23/93

Kingwood Common I
Baltimore, Maryland                         549,239        1976          11/14/97

Kingwood Common II
Baltimore, Maryland                         526,921        1979          11/14/97

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
       SCHEDULE III - Real Estate and Accumulated Depreciation - Continued
                                December 31, 1998

                                                   Costs Capitalized
                                                   -----------------
                                                                 Subsequent to
                                 Initial cost to Partnership      Acquisition         Gross Amounts Carried at End of Year
                                 ---------------------------      -----------      ------------------------------------------
                                                  Buildings        Buildings                       Buildings
                                                     and              and                             and
       Description                   Land        Improvements    Improvements         Land        Improvements         Total
-------------------------        -----------     ------------    ------------      ----------     ------------      ----------
Residential
-----------

Kingwood Lake
Houston, Texas                    3,106,935        9,320,806       1,972,992        3,106,935      11,293,798       14,400,733

Lakes of Jacaranda
Plantation, Florida               3,060,000       17,818,748       1,195,987        3,060,000      19,014,735       22,074,735

The Lighthouse
Glen Burnie, Maryland             1,088,544        5,557,023         887,763        1,088,544       6,444,786        7,533,330

Liriope
Belcamp, Maryland                   762,396        6,861,560          60,955          762,396       6,922,515        7,684,911

Lynn Lake
St. Petersburg, Florida           2,334,425       21,009,824       2,118,502        2,334,425      23,128,326       25,462,751

Newport
Tampa, Florida                      486,478        4,378,303       2,679,285          486,478       7,057,588        7,544,066

The Oaks
Mauldin, South Carolina           1,509,268        6,522,462         541,200        1,509,268       7,063,662        8,572,930

Oaks of Marymont
San Antonio, Texas                3,613,328        7,857,554         792,858        3,613,328       8,650,412       12,263,740

Olde Forge
White Marsh, Maryland               747,090        6,723,808         385,133          747,090       7,108,941        7,856,031

Park Colony
Hollywood, Florida                1,888,641       16,997,765       1,512,615        1,888,641      18,510,380       20,399,021

The Pines at Dunwoody
Atlanta, Georgia                  1,854,131       16,687,179       1,695,972        1,854,131      18,383,151       20,237,282

Plantation Colony
Plantation, Florida               1,341,571       12,074,143       1,063,675        1,341,571      13,137,818       14,479,389

Pleasant Woods
Dallas, Texas                     1,714,157        4,336,521       1,095,713        1,714,157       5,432,234        7,146,391

Prescott Place
Mesquite, Texas                   1,227,427        7,508,711         881,339        1,227,427       8,390,050        9,617,477

Prescott Place II
Mesquite, Texas                   1,510,655        8,994,598         723,961        1,510,655       9,718,559       11,229,214

Providence
Dallas, Texas                     1,240,238        5,525,927       1,292,361        1,240,238       6,818,288        8,058,526

Ridgeview Chase
Westminster, Maryland             1,224,841       11,023,561         335,791        1,224,841      11,359,352       12,584,193

                                                                Year
                                           Accumulated      Construction      Date
       Description                         Depreciation       Completed     Acquired
-------------------------                  ------------     ------------    --------
Residential
-----------

Kingwood Lake
Houston, Texas                               3,736,749         1980          03/23/93

Lakes of Jacaranda
Plantation, Florida                          8,712,671         1988-1989     03/30/90

The Lighthouse
Glen Burnie, Maryland                          564,455         1982          09/22/97

Liriope
Belcamp, Maryland                              426,512         1997          12/15/97

Lynn Lake
St. Petersburg, Florida                      1,220,896         1983          03/11/98

Newport
Tampa, Florida                               2,562,952         1985          10/14/92

The Oaks
Mauldin, South Carolina                      3,228,428         1989          03/02/90

Oaks of Marymont
San Antonio, Texas                             317,501         1975          06/18/98

Olde Forge
White Marsh, Maryland                          396,966         1984          02/18/98

Park Colony
Hollywood, Florida                           5,410,550         1987          07/13/94

The Pines at Dunwoody
Atlanta, Georgia                               615,562         1973          07/08/98

Plantation Colony
Plantation, Florida                          4,197,590         1984          12/01/93

Pleasant Woods
Dallas, Texas                                1,042,855         1979          06/06/96

Prescott Place
Mesquite, Texas                              1,500,847         1983          06/06/96

Prescott Place II
Mesquite, Texas                              1,418,384         1984          11/12/96

Providence
Dallas, Texas                                1,305,676         1980          06/26/96

Ridgeview Chase
Westminster, Maryland                          804,447         1988          11/14/97

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
       SCHEDULE III - Real Estate and Accumulated Depreciation - Continued
                                December 31, 1998

                                                   Costs Capitalized
                                                   -----------------
                                                                  Subsequent to
                                 Initial cost to Partnership       Acquisition          Gross Amounts Carried at End of Year
                                 ---------------------------       -----------          ------------------------------------
                                                   Buildings       Buildings                        Buildings
                                                      and             and                              and
       Description                   Land         Improvements    Improvements          Land       Improvements          Total
-------------------------        ------------     ------------    ------------       ----------    ------------      -------------
Residential
-----------

River Oaks
Houston, Texas                      2,464,193        8,249,691       3,442,781        2,464,193      11,692,472         14,156,665

River Parkway
Atlanta, Georgia                    2,464,739       22,182,651         705,008        2,464,739      22,887,659         25,352,398

Rolling Wind
Baltimore, Maryland                 1,992,812       17,935,312         552,602        1,992,812      18,487,914         20,480,726

Roper Mountain Woods
Greenville, South Carolina            667,352        6,006,172       1,327,305          667,352       7,333,477          8,000,829

Southpointe at Massapequa
Massapequa, New York                  874,448        7,870,033       1,337,072          874,448       9,207,105         10,081,553

Stoneledge Plantation
Greenville, South Carolina            934,388        8,898,048       1,159,945          934,388      10,057,993         10,992,381

Stratton Meadows
Baltimore, Maryland                 1,484,025       13,356,232         538,768        1,484,025      13,895,000         15,379,025

Sunchase
Bradenton, Florida                    530,647        4,775,819         799,484          530,647       5,575,303          6,105,950

Sweetwater Ranch
Richardson, Texas                   3,391,413       17,313,174         321,028        3,391,413      17,634,202         21,025,615

The Timbers
Charlotte, North Carolina             965,823        8,692,408       1,106,252          965,823       9,798,660         10,764,483

Warren Park
Baltimore, Maryland                   736,282        6,626,539         711,320          736,282       7,337,859          8,074,141

Westchester West
Silver Spring, Maryland             1,637,184       14,734,660       1,804,578        1,637,184      16,539,238         18,176,422

Williston
Baltimore, Maryland                   277,987        2,501,884         259,413          277,987       2,761,297          3,039,284

Windover
Knoxville, Tennessee                  890,613        8,015,515       3,502,901          890,613      11,518,416         12,409,029

Woodland Meadows
Tamarac, Florida                      517,213        4,654,918       3,292,635          517,213       7,947,553          8,464,766

Yorktown
Houston, Texas                     18,967,155        7,909,924       1,732,346       18,967,155       9,642,270         28,609,425
                                 ------------     ------------    ------------     ------------    ------------     --------------

    Total Residential            $151,282,317     $832,226,130    $105,855,793     $151,282,317    $938,081,923     $1,089,364,240
                                 ------------     ------------    ------------     ------------    ------------     --------------

                                                           Year
                                       Accumulated     Construction     Date
       Description                     Depreciation      Completed    Acquired
-------------------------              ------------    ------------   --------
Residential
-----------

River Oaks
Houston, Texas                            3,392,965       1966        05/01/95

River Parkway
Atlanta, Georgia                            700,482       1973        07/08/98

Rolling Wind
Baltimore, Maryland                       1,304,058       1995        11/14/97

Roper Mountain Woods
Greenville, South Carolina                4,094,158       1984        01/15/88

Southpointe at Massapequa
Massapequa, New York                      3,602,914       1969        10/14/92

Stoneledge Plantation
Greenville, South Carolina                5,583,859       1986        01/15/88

Stratton Meadows
Baltimore, Maryland                         987,324       1989        11/14/97

Sunchase
Bradenton, Florida                          645,617       1987        05/13/97

Sweetwater Ranch
Richardson, Texas                         1,374,629       1995        09/26/97

The Timbers
Charlotte, North Carolina                 3,555,231       1989        03/22/93

Warren Park
Baltimore, Maryland                         525,755       1964        11/14/97

Westchester West
Silver Spring, Maryland                   2,203,247     1970-1972     01/01/97

Williston
Baltimore, Maryland                         194,663       1967        11/14/97

Windover
Knoxville, Tennessee                      2,829,709       1974        11/01/95

Woodland Meadows
Tamarac, Florida                          3,519,536       1974        10/14/92

Yorktown
Houston, Texas                              574,652       1979        02/04/98
                                       ------------

    Total Residential                  $169,877,537
                                       ------------

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
       SCHEDULE III - Real Estate and Accumulated Depreciation - Continued
                                December 31, 1998

                                                   Costs Capitalized
                                                   -----------------
                                                                 Subsequent to
                                 Initial cost to Partnership      Acquisition            Gross Amounts Carried at End of Year
                                 ---------------------------      -----------          -----------------------------------------
                                                  Buildings        Buildings                        Buildings
                                                     and              and                              and
       Description                   Land        Improvements    Improvements         Land         Improvements          Total
-------------------------        -----------     ------------    ------------      ----------      ------------       -----------
Developments in progress
and land held for investment
or further developments:

Berkshire Commons
Clemson,South Carolina              596,279            -            3,087,392          596,279        3,087,392          3,683,671

Berkshires at Deerfield
Atlanta, Georgia                  5,855,505            -            1,435,201        5,855,505        1,435,201          7,290,706

Garlington Road Land
Greenville, South Carolina        1,412,952            -              383,857        1,412,952          383,857          1,796,809

Inglesby Land
Greenville, South Carolina        3,067,257            -              792,972        3,067,257          792,972          3,860,229
                               ------------      ------------    ------------     ------------     ------------     --------------

    Total Land                 $ 10,931,993      $     -         $  5,699,422     $ 10,931,993     $  5,699,422     $   16,631,415
                               ------------      ------------    ------------     ------------     ------------     --------------

    Grand Total -
    All Real Estate            $162,214,310      $832,226,130    $111,555,215     $162,214,310     $943,781,345     $1,105,995,655
                               ============      ============    ============     ============     ============     ==============

                                                                   Year
                                               Accumulated     Construction      Date
       Description                             Depreciation      Completed     Acquired
-------------------------                      ------------    ------------    --------
Developments in progress and land held
for investment or further developments:

Berkshire Commons
Clemson,South Carolina                                -             N/A         04/29/98

Berkshires at Deerfield
Atlanta, Georgia                                      -             N/A         12/17/97

Garlington Road Land
Greenville, South Carolina                            -             N/A         06/10/96

Inglesby Land
Greenville, South Carolina                            -             N/A         01/10/97
                                                ------------

    Total Land                                        -
                                                ------------

    Grand Total -
    All Real Estate                             $169,877,537
                                                ============



Notes :     The depreciable life of a residential property is 3-25 years.

            The aggregate cost of the Company's real estate for federal income tax purposes is approximately $895,335,000 million, and the aggregate accumulated depreciation for federal income tax purposes is approximately $85,615,000 million.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

                                December 31, 1998

Reconciliation of Real Estate and Accumulated Depreciation for each of the three years ended December 31:

                                              1998                          1997                    1996
                                        --------------                  ------------             ------------
Real Estate
-----------

Balance, beginning of year                $880,385,514                  $585,795,316             $465,846,375

Acquisition and improvements               258,337,686                   341,218,085              146,774,969

Sales and retirements                     (32,727,545)                  (46,627,887)             (26,826,028)
                                        --------------                  ------------             ------------

Balance at December 31,                 $1,105,995,655                  $880,385,514             $585,795,316
                                        ==============                  ============             ============


Accumulated Depreciation
------------------------

Balance, beginning of year              $  129,280,507                  $106,869,507             $ 77,641,555

Depreciation expense                        57,502,706                    35,228,587               29,032,162

Provision for losses                            -                          1,850,000                7,500,000

Sales and retirements                     (16,905,676)                  (14,667,587)              (7,304,210)
                                        --------------                  ------------             ------------

Balance at December 31,                 $  169,877,537                  $129,280,507             $106,869,507
                                        ==============                  ============             ============

SUMMARY QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

The consolidated results of operations of the Company for the quarters ended March 31, June 30, September 30 and December 31, 1998 and 1997 are as follows:

(Dollars in thousands, except per Share amounts)
------------------------------------------------

                                                        March 31,                                June 30,
                                               -------------------------               --------------------------
                                                 1998              1997                  1998               1997
                                               -------           -------               -------            --------
Revenue                                        $41,015           $25,403               $44,112            $26,685
                                            ==========        ==========            ==========         ==========

Loss from operations                            (1,664)           (2,502)               (2,195)              (745)
Joint venture income (loss)                         52              (351)                   81               (157)
Gains (losses) on sales of investments             513             6,433                   874                 71

Minority interest                                  471              (685)                  553                206
                                            ----------        ----------            ----------         ----------
Income before extraordinary item                  (628)            2,895                 (687)              (625)
                                            ----------        ----------            ----------         ----------
Extraordinary items                                  -                 -                   (95)                 -
                                            ----------        ----------            ----------         ----------
Net income (loss)                                $(628)           $2,895                 $(782)             $(625)
                                            ==========        ==========            ==========         ==========
Income allocated to
   preferred shareholders                       (1,540)                -                (1,557)                 -
                                            ----------        ----------            ----------         ----------
Net income (loss) allocated
   to common shareholders                       (2,168)            2,895                (2,339)              (625)
                                            ==========        ==========            ==========         ==========
Net income (loss) per
   weighted average share                        $(.06)             $.11                 $(.06)             $(.02)
                                            ==========        ==========            ==========         ==========
Dividends paid per share                        $.2325            $.2250                $.2425             $.2250
                                            ==========        ==========            ==========         ==========
Weighted average shares                     36,615,474        25,420,444            36,738,176         25,480,709
                                            ==========        ==========            ==========         ==========
   outstanding


                                                      September 30,                           December 31,
                                               -------------------------               --------------------------
                                                 1998              1997                  1998               1997
                                               -------           -------               -------            --------
Revenue                                        $48,461           $28,416               $49,197            $34,995
                                            ==========        ==========            ==========         ==========

Loss from operations                            (3,816)           (5,078)               (4,610)            (3,712)
Joint venture income (loss)                          -               131                     -             (4,533)
Gains (losses) on sales of investments             (21)                -                  (101)               (93)

Minority interest                                1,076               896                 1,270              1,780
                                            ----------        ----------            ----------         ----------
Income before extraordinary item                (2,761)           (4,051)               (3,441)            (6,558)
Extraordinary items                               (383)              (90)                    -                  -
                                            ----------        ----------            ----------         ----------
Net income (loss)                              $(3,144)          $(4,141)              $(3,441)           $(6,558)
                                            ==========        ==========            ==========         ==========
Income allocated to
   Preferred shareholders                       (1,522)              (85)               (1,540)            (1,574)
                                            ----------        ----------            ----------         ----------
Net income (loss) allocated
   to common shareholders                       (4,666)           (4,226)               (4,981)            (8,132)
                                            ==========        ==========            ==========         ==========
Net income (loss) per
   weighted average share                        $(.13)            $(.16)                $(.14)             $(.26)
                                            ==========        ==========            ==========         ==========
Dividends paid per share                        $.2425            $.2325                $.2425             $.2325
                                            ==========        ==========            ==========         ==========
Weighted average shares
   outstanding                              36,707,533        25,738,248            36,711,488         31,704,588
                                            ==========        ==========            ==========         ==========