Form 10-K/A
period 1998-12-31
BERKSHIRE REALTY CO INC /DE
filed 1999-05-07
CIK 869446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

Documents incorporated by reference: See below.
The exhibit index is located on pages 40 - 43
The total number of pages in this document is 88.

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

         Advisor Transaction:
         --------------------

         Until early 1996, the Company was advised by Berkshire Realty Advisors Limited Partnership ("Advisor"), an affiliate of certain directors and officers of the Company. The Board of Directors determined that it was in the best interest of the shareholders to become self-advised. Therefore, on February 28, 1996, the Board, acting on the recommendation of a Special Committee comprised of the Independent Directors, approved the acquisition, via contribution of the workforce and other assets of the Advisor, in exchange for 1.3 million Units which were valued at $13 million (the "Advisor Transaction"). The acquisition price together with related costs, was recorded as an intangible asset associated with the workforce acquired. The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a self-advised REIT. As a self-advised REIT, the administration of the Company as well as strategic investment decision-making responsibilities are performed by senior management of the Company.

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

      The following table presents the Company's FFO for the years ended December 31: (dollars in thousands)


                                                             1998                1997
                                                           --------            -------
      Loss from operations before joint venture
          income (loss), gains on sales
          of assets, minority interest
          and extraordinary items                        $ (12,285)           $(12,037)
      Joint venture net operating income                        82               2,236
      Amortization of intangible assets                     13,032               8,043
      Costs associated with
          Advisor Transaction                                  -                 2,400
      Depreciation                                          57,503              35,228
      Provision for losses on
          real estate investments                              -                 1,850
      Non-recurring charges                                  1,470                 -
      Income allocated to
          preferred shareholders                            (6,158)             (1,659)
                                                         ---------            --------
      Funds from Operations                              $  53,644            $ 36,061
                                                         =========            ========

      Cash flows provided by (used for):
          Operating activities                           $  69,013            $ 38,215
          Investing activities                           $(126,924)           $(96,495)
          Financing activities                           $  60,419            $ 61,123



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
  Atlantic Division (7)              1996        N/A            N/A           N/A               N/A             N/A


(1) The Annual Compensation amounts for 1996, for all officers other than Mr. Frew and Mr. Gorn reflect ten months of compensation due to the Company becoming self-advised on March 1, 1996. Prior to March 1, 1996, all of the Executive Officers of the Company were employees of the Advisor and were compensated for their services (including services provided to the Company) by the Advisor. Therefore, the Executive Officers did not receive any direct remuneration from the Company, including options, stock appreciation rights, or rights under any long-term incentive plan. See Note 6, below, with respect to Mr. Frew and Note 7 with respect to Mr. Gorn.

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

      Preferred Stock
      ---------------

            4.2 Certificate of Designation designating 2,737,000 shares of Preferred Stock of 2,737,000 shares of Series 1997-A Convertible Preferred Stock (par value $0.01 per share) dated October 31, 1997.**

            4.3 Stock Purchase Agreement among Berkshire Realty Company, Inc., Westbrook Real Estate Fund II, L.P. and Westbrook Berkshire Holdings, L.L.C. dated as of September 19, 1997.*

            4.4 Exchange and Amendment Agreement among Berkshire Realty Company, Inc., Westbrook Berkshire Holdings, L.L.C. and Morgan Stanley Asset Management, Inc., as attorney in fact for certain clients, dated as of September 30, 1997.*

            4.5 Registration Rights Agreement between Berkshire Realty Company, Inc. and Westbrook Berkshire Holdings, L.L.C.*

      (10)  Material Contracts
            ------------------

                   Credit Agreement
                   ----------------

            10.1 Revolving Credit Agreement among the Company, BRI OP Limited Partnership, certain guarantors and BankBoston, N.A. and Other Banks which may become parties to this agreement and BankBoston, N.A. as Agent dated as of January 30, 1998.**

            10.2 Amendment No. 1 of Revolving Credit Agreement among the Company, BRI OP Limited Partnership, certain guarantors and BankBoston, N.A. and Other Banks which may become parties to this agreement and BankBoston, N.A. as Agent dated as of April 15, 1998.**

            10.3 Amendment No. 2 of Revolving Credit Agreement among the Company, BRI OP Limited Partnership, certain guarantors and BankBoston, N.A. and Other Banks which may become parties to this agreement and BankBoston, N.A. as Agent dated as of July 21, 1998.**

            10.4 Master Credit Facility Agreement by and among BRI OP Limited Partnership, Berkshire Realty Company, Inc., BRI River Oaks Limited Partnership and Washington Mortgage Financial Group, LTD., dated November 17, 1995. [Exhibit 10.18 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

            10.5 Exhibits to the Master Credit Facility Agreement among BRI OP Limited Partnership, Berkshire Realty Company, Inc., BRI River Oaks Limited Partnership and Washington Mortgage Financial Group, LTD, dated November 17, 1995. [Exhibit 10.19 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

            10.6 First Amendment to Master Credit Facility Agreement among BRI OP L.P., BRI River Oaks L.P., BRI Texas Apartments L.P. and Hidden Oaks Partnership and Washington Mortgage Financial Group, LTD and Federal National Mortgage Association as of September 1, 1996. [Exhibit 10.5 to Company's Form 10-Q for the quarter ended September 30, 1996 (File No. 1-10660)].*

            10.7 Second Amendment to Master Credit Facility Agreement among BRI OP L.P., the Company, BRI River Oaks L.P., BRI Hidden Oaks Partnership, BRI Texas Apartments L.P. and Washington Mortgage Financial Group, LTD and Fannie Mae as of March 1, 1997.**

            10.8 Third Amendment to Master Credit Facility Agreement among BRI OP L.P., the Company, BRI River Oaks L.P., BRI Hidden Oaks Partnership, BRI Texas Apartments L.P. and Washington Mortgage Financial Group, LTD and Fannie Mae as of March 1, 1997.**

            10.9 Interest Rate Swap Master Agreement among BRI OP Limited Partnership and The First National Bank of Boston, dated October 31, 1995. [Exhibit 10.51 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

            10.10 Schedule to the Interest Rate Swap Master Agreement among BRI OP Limited Partnership and The First National Bank of Boston, dated October 31, 1995. [Exhibit 10.52 to Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-10660)].*

      Employment Agreements
      ---------------------

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

      Other
      -----

            21.1   Subsidiaries of the Registrant**

            23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants, dated May 7, 1999.+

            99.1 Documents incorporated by reference - "Risk Factors" from pages 5 through 17 of the Company's Registration Statement on Form S-3, which was filed with the SEC on November 23, 1998, setting forth the information under the caption "Risk Factors" *

      Financial Data Schedules
      ------------------------

            27.1   Financial Data Schedule - December 31, 1998.**

            *  Incorporated by reference.
            ** Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.
            +  Filed herein.

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

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 1999.

                                      BERKSHIRE REALTY COMPANY, INC.



                                  By: /s/ Douglas Krupp
                                      ------------------------------------------
                                      Douglas Krupp, Chairman of the Board and
                                      Director of Berkshire Realty Company, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 7th day of May, 1999.

Signatures                                              Title(s)
----------                                              --------

/s/ Douglas Krupp                             Chairman of the Board and Director
-------------------------                     of Berkshire Realty Company, Inc.
Douglas Krupp

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

/s/ J. Paul Finnegan                          Director of Berkshire Realty Company, Inc.
--------------------------
J. Paul Finnegan

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

     On March 1, 1996, the Company became self-advised when it acquired the assembled workforce and other assets of Berkshire Realty Advisors Limited Partnership (the "Advisor"), an affiliate of a director of the Company, which provided advisory and development services to the Company (the "Advisor Transaction"). As a self-advised REIT, the administration of the Company as well as strategic investment decision-making responsibilities are performed by senior management of the Company. In exchange for the assets acquired the Company issued 1.3 million Units of the Operating Partnership. The transaction was valued at $13 million, which together with related costs, was recorded as an intangible asset associated with the workforce acquired. If certain share price benchmarks are achieved during a six-year period, $7.2 million of additional Units may be issued. During 1997, the $11.00 and $12.00 share price benchmarks were achieved and an additional 209,091 Units were issued at a value of $2.4 million. (See Note C to the Consolidated Financial Statements).

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

     The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a "self-advised" REIT. As a self-advised REIT, the administration of the Company as well as strategic investment decision-making responsibilities are performed by senior management of the Company. The Company began incurring general and administrative expenses for its acquired management staff including salaries, benefits, and other overhead expenses.

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
                                     ===========      ===========   ============


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   ----------


G.    Investments in Unconsolidated Joint Ventures - Continued
      --------------------------------------------


      Pursuant to Statement of Financial Accounting Standards Opinion No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" impairment losses were recognized on the Company's joint venture assets. In 1997, Brookwood Village and Spring Valley recorded provisions for losses of $1,472,096 and $9,277,433, respectively, which represented the difference between carrying value and estimated fair value less costs to sell. In 1996, Brookwood Village recorded a provision for loss of $9,000,000.


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