Form 10-Q
period 1999-03-31
BERKSHIRE REALTY CO INC /DE
filed 1999-05-17
CIK 869446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1999
                                -----------------------------------------------


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------


                           Commission file number         1-10660
                                                 ------------------------------

                         Berkshire Realty Company, Inc.
--------------------------------------------------------------------------------

       Delaware                                                 04-3086485
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS employer
incorporation or organization)                               identification no.)

One Beacon Street, Boston, Massachusetts                            02108
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 (617) 646-2300
--------------------------------------------------------------------------------
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

                              -----------------

                                     ASSETS
                                                                                    March 31,                  December 31,
                                                                                     1999                         1998
                                                                                 --------------             --------------
                                                                                  (Unaudited)
Real estate assets: (Note 2)
  Multifamily apartment complexes, net of
       accumulated depreciation                                                  $  933,801,769             $  919,486,703
  Mortgage loans, net of purchase discounts                                           2,389,069                  2,376,227
  Land and construction-in-progress                                                  15,510,750                 10,974,377
  Land held for future development                                                    5,745,756                  5,657,038
                                                                                 --------------             --------------
           Total real estate assets                                                 957,447,344                938,494,345

Cash and cash equivalents                                                            15,957,023                 12,366,880
Mortgage-backed securities, net ("MBS")                                               4,468,590                  4,936,979
Note receivable                                                                       4,000,000                  7,500,000
Escrows                                                                              15,810,742                 16,305,255
Deferred charges and other assets                                                    18,787,635                 19,854,353
Workforce and other intangible assets,
       net of accumulated amortization                                                6,773,714                  9,449,030
                                                                                 --------------             --------------
           Total assets                                                          $1,023,245,048             $1,008,906,842
                                                                                 --------------             --------------
                                                                                 --------------             --------------


                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Credit agreement (Note 3)                                                      $  173,100,000             $  135,100,000
  Construction loan (Note 3)                                                         11,440,613                 11,362,891
  Mortgage notes payable (Note 3)                                                   425,122,294                426,236,427
  Tenant security deposits and prepaid rents                                          8,150,029                  8,309,738
  Accrued real estate taxes, insurance, other
       liabilities and accounts payable                                              21,502,369                 25,218,826
                                                                                 --------------             --------------
           Total liabilities                                                        639,315,305                606,227,882
                                                                                 --------------             --------------
Minority interest in operating partnership                                           65,656,537                 69,661,451

Commitments and contingencies (Note 2)                                                     -                          -

Shareholders' equity:
  Preferred stock ("Preferred Shares"),
       $0.01 par value; 60,000,000 shares
       authorized, 2,737,000 shares issued                                               27,370                     27,370
  Common stock ("Shares"), $0.01 par value;
       140,000,000 Shares authorized and 37,234,088
       and 37,219,897 Shares issued, respectively                                       372,341                    372,199
  Additional paid-in capital                                                        366,136,378                375,186,299
  Accumulated deficit                                                               (44,276,056)               (38,550,284)
  Loans receivable - officers                                                        (2,243,752)                (2,275,000)
  Less common stock in treasury, at cost
       (506,497 Shares)                                                              (1,743,075)                (1,743,075)
                                                                                 --------------             --------------
       Total shareholders' equity                                                   318,273,206                333,017,509
                                                                                 --------------             --------------
       Total liabilities and shareholders' equity                                $1,023,245,048             $1,008,906,842
                                                                                 --------------             --------------
                                                                                 --------------             --------------

                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                -----------------

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                             -----------------------------------
                                                                                 1999                      1998
                                                                             -----------             -----------
                                                                              (Unaudited)              (Unaudited)
Revenue:
   Rental                                                                    $48,815,071             $39,218,665
   Interest from mortgage loan                                                    83,428                  84,162
   Interest income from MBS                                                      111,279                 166,055
   Management fees and reimbursements (Note 9)                                   797,505                 951,804
   Other interest income                                                         475,197                 594,212
                                                                             -----------             -----------

           Total revenue                                                      50,282,480              41,014,898
                                                                             -----------             -----------

Expenses:
   Property operating                                                         11,069,510               9,152,843
   Repairs and maintenance                                                     3,411,331               2,183,270
   Real estate taxes                                                           4,837,994               3,851,003
   Property management operations                                              2,391,365               2,046,929
   General and administrative                                                  1,490,613               1,679,885
   Interest (Note 3)                                                          11,217,278               8,011,390
   Costs associated with strategic
      alternatives                                                             3,048,373                    -
   Amortization of acquired workforce
      and intangible assets                                                    2,675,316               3,258,049
   Depreciation and amortization                                              15,878,837              12,495,534
                                                                             -----------             -----------

           Total expenses                                                     56,020,617              42,678,903
                                                                             -----------             -----------

Loss from operations before joint
   venture income, gain on sales of
   assets and minority interest                                               (5,738,137)             (1,664,005)

Joint venture income                                                                -                     51,948

Gain on sales of assets                                                             -                    512,732

Minority interest in operating partnership                                     1,551,928                 470,775
                                                                             -----------             ------------

Net loss                                                                      (4,186,209)               (628,550)

Income allocated to preferred shareholders                                    (1,539,563)             (1,539,563)
                                                                             -----------             -----------

Net loss allocated to common
   shareholders                                                              $(5,725,772)            $(2,168,113)
                                                                             -----------             -----------
                                                                             -----------             -----------

Earnings per common share (basic and diluted):


   Net loss per common share                                                 $      (.16)            $      (.06)
                                                                             -----------             -----------
                                                                             -----------             -----------

   Weighted average shares                                                    36,714,346              36,615,474
                                                                             -----------             -----------
                                                                             -----------             -----------

                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1999
                                   (Unaudited)

                          Series 1997-A Convertible                              Additional                       Loans
                           Preferred Stock at par      Common Stock at par        Paid-in       Accumulated  Receivable-
                            Shares         Amount      Shares         Amount      Capital         Deficit      Officers
                          -----------      ------    ----------       --------  ------------   ------------  -----------
Balance,
  December 31, 1998         2,737,000      $27,370   36,713,400       $372,199  $375,186,299   $(38,550,284) $(2,275,000)

Net loss                         -            -            -              -             -        (4,186,209)        -

Stock issuance costs             -            -            -              -           (9,946)          -            -

Preferred dividends              -            -            -              -             -        (1,539,563)        -

Conversion of Units
  to Common Shares               -            -          14,191            142       101,456           -            -

Stock purchase loans -
  forgiveness                    -            -            -              -             -              -          31,250

Adjustment for minority
  interest ownership of
  Operating Partnership          -            -            -              -         (238,895)          -            -

Common dividends                 -            -            -              -       (8,902,538)          -            -
                            ---------      -------   ----------       --------  ------------   ------------  -----------

Balance,
  March 31, 1999            2,737,000      $27,370   36,727,591       $372,341  $366,136,376   $(44,276,056) $(2,243,750)
                            ---------      -------   ----------       --------  ------------   ------------  -----------
                            ---------      -------   ----------       --------  ------------   ------------  -----------


                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the Three Months Ended March 31, 1999
                                   (Unaudited)

                                   Treasury
                                   Stock
                                   at cost             Total
   Balance,
     December 31, 1998            $(1,743,075)     $333,017,509

   Net loss                              -           (4,186,209)

   Stock issuance costs                  -               (9,946)

   Preferred dividends                   -           (1,539,563)

   Conversion of Units
     to Common Shares                    -              101,598

   Stock purchase loans -
     forgiveness                         -               31,250

   Adjustment for minority
     interest ownership of
     Operating Partnership               -             (238,895)

   Common dividends                      -           (8,902,538)
                                  -----------      ------------

   Balance,
     March 31, 1999               $(1,743,075)     $318,273,206
                                  -----------      ------------
                                  -----------      ------------


                    The accompanying notes are an integral
                part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  -------------------

                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                                    ----------------------------------
                                                                                       1999                     1998
                                                                                    -----------            -----------
                                                                                   (Unaudited)               (Unaudited)
Cash flows from operating activities:

 Net loss                                                                          $ (4,186,209)           $  (628,550)
 Adjustments to reconcile net loss to net
    cash provided by operating activities:
         Depreciation and amortization                                               15,878,837             12,495,534
         Amortization of intangible assets and costs
           related to workforce acquired                                              2,675,316              3,258,049
         Joint venture income                                                              -                   (51,948)
         Distributions received from joint venture                                         -                    51,948
         Gain on sales of assets                                                           -                  (512,732)
         Stock purchase loan forgiveness                                                 31,250                 36,250
         Amortization of purchase discounts                                             (40,520)               (37,742)
         Minority interest in operating partnership                                  (1,551,928)              (470,775)
         Amortization of deferred financing costs                                       415,723                345,748
         Decrease in operating escrows
           and other assets                                                           1,102,888              1,064,456
         Decrease in accrued real estate taxes,
           insurance, other liabilities and accounts
           payable                                                                   (3,986,457)            (1,870,816)
         Increase (decrease) in tenant security
           deposits, prepaid rents and escrows                                         (159,709)               794,102
                                                                                    -----------            -----------

           Net cash provided by operating activities                                 10,179,191             14,473,524
                                                                                    -----------            -----------

Cash flows from investing activities:

 Cost to acquire properties                                                         (25,615,141)           (72,555,603)
 Proceeds from sale of properties                                                          -                14,918,614
 Recurring capital expenditures                                                      (2,891,848)            (1,145,496)
 Rehabilitation and non-recurring
   capital expenditures                                                              (1,638,518)            (3,357,665)
 Land acquisition and construction in progress                                       (4,598,657)            (4,539,943)
 Distributions received from joint venture
   in excess of earnings                                                                   -                   443,894
 Distribution from sale of joint venture asset, net                                        -                14,922,557
 Principal collections on note receivable                                             3,500,000                   -
 Principal collections on MBS                                                           474,452                551,387
 Principal collections on mortgage loan                                                  21,615                 20,157
 Escrow established at acquisition of properties                                           -                  (249,418)
                                                                                   ------------           ------------

           Net cash used for investing activities                                   (30,748,097)           (50,991,516)
                                                                                   ------------           ------------

                                   Continued
                                       5

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                   -----------------------------------
                                                                                        1999                    1998
                                                                                   ------------           ------------
                                                                                   (Unaudited)              (Unaudited)
Cash flows from financing activities:

 Advances under credit agreement                                                    $38,000,000            $49,000,000
 Advances under construction loan                                                        77,722              3,305,306
 Payment of financing costs                                                             (32,210)            (1,440,378)
 Costs associated with issuance of stock                                                 (9,946)              (226,980)
 Dividends to preferred shareholders                                                 (1,539,563)            (1,539,563)
 Principal payments on mortgage notes payable                                        (1,114,133)              (969,278)
 Proceeds from the exercise of stock warrants                                             -                      6,402
 Dividends to common shareholders                                                    (8,902,538)            (8,521,390)
 Distributions to minority unitholders                                               (2,320,283)            (1,658,586)
                                                                                    -----------           ------------

    Net cash provided by financing activities                                        24,159,049             37,955,533
                                                                                    -----------           -------------

Net increase in cash and cash equivalents                                             3,590,143              1,437,541

Cash and cash equivalents, beginning of period                                       12,366,880              9,859,110
                                                                                    -----------           ------------


Cash and cash equivalents, end of period                                            $15,957,023           $ 11,296,651
                                                                                    -----------           ------------
                                                                                    -----------           ------------


Supplemental cash flow disclosure:


 Cash paid for interest during period                                               $11,164,074           $  8,641,229
                                                                                    -----------           ------------
                                                                                    -----------           ------------

 Interest capitalized during period                                                 $   324,572           $    419,722
                                                                                    -----------           ------------
                                                                                    -----------           ------------

Supplemental disclosure of non-cash financing and investing activities:

       Property acquisitions                                                       $(25,615,141)         $(113,473,162)
       Debt assumed in property acquisitions                                               -                24,238,044
       Units issued for property acquisitions                                              -                16,679,515
                                                                                   ------------           ------------


       Cash to acquire property                                                    $(25,615,141)          $(72,555,603)
                                                                                   ------------           ------------
                                                                                   ------------           ------------

Conversion of Units to Shares                                                      $    101,598           $    377,233
                                                                                   ------------           ------------
                                                                                   ------------           ------------

Shares issued in satisfaction of note payable                                              -                 2,130,000
                                                                                   ------------           ------------
                                                                                   ------------           ------------

                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION

       Berkshire Realty Company, Inc. and Subsidiaries (the "Company") was formed on April 26, 1990 as an equity real estate investment trust ("REIT") and commenced operations on June 27, 1991. The Company has an infinite life; however, the Company's Restated Certificate of Incorporation, as amended, requires the Company's Board of Directors (the "Board") to prepare and submit on or before December 31, 1998, a Plan of Liquidation (the "Plan") to the shareholders, together with the Board's recommendation whether to adopt or reject the Plan. As a result, the Company engaged two investment banking firms, Lazard Freres & Co. LLC and Lehman Brothers Inc., to assist the Company in the exploration and evaluation of strategic alternatives. These alternatives included (but were not limited to) potential sale or merger of the Company or the adoption of the Plan. The Company has filed preliminary proxy materials with the Securities and Exchange Commission relating to the Plan, which the Board of Directors has recommended the shareholders not approve.

       On April 13, 1999, the Company and Berkshire Realty Holdings, L.P., a partnership formed by Chairman of the Board, Douglas Krupp, and affiliates of Blackstone Real Estate Advisors and Whitehall Street Real Estate Limited Partnership XI (an affiliate of Goldman, Sachs & Co.), entered into a definitive merger agreement. The Company's Board of Directors has approved the merger agreement based on a recommendation from a special committee of the Board comprised of four independent directors. Pursuant to the terms of the agreement, if the merger is consummated, shareholders of Berkshire will receive $12.25 in cash per share of common stock. Limited partners in BRI OP Limited Partnership ("Operating Partnership"), Berkshire's Operating Partnership, will be able to elect to receive the same cash consideration per Operating Partnership unit ("Unit") or become limited partners of the acquiring partnership. The transaction must be approved by a majority of shareholders. The transaction, if approved, is scheduled to close in the fourth quarter of 1999.

2.     SIGNIFICANT ACCOUNTING POLICIES

       These financial statements reflect the consolidated financial position, results of operations, changes in shareholders' equity and cash flows of the Company, using the historical cost of assets, liabilities and results of operations.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Company.

       In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998.

       The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                    Continued
                                       7

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.     MULTIFAMILY AND RETAIL PROPERTY

       As of March 31, 1999, the Company had investments in 82 apartment communities in eight states totaling 24,387 units. The Company was also engaged in the development of apartment communities and currently has 655 units under construction.

       The following summarizes the carrying value of the Company's multifamily apartment complexes (in thousands):

                                                  March 31,         December 31,
                                                     1999              1998
                                                  ----------       ----------
       Land                                       $  153,843       $  151,282
       Buildings and improvements                    789,506          768,270
       Appliances, carpeting and equipment           176,134          169,812
                                                  ----------       ----------

       Total multifamily property                  1,119,483        1,089,364
       Accumulated depreciation                     (185,681)        (169,878)
                                                  ----------       ----------

                                                  $  933,802       $  919,486
                                                  ----------       ----------
                                                  ----------       ----------

       ACQUISITIONS

       On January 7, 1999, the Company acquired Granite Run Apartments, a 264-unit apartment community located in Baltimore, Maryland, for $25.6 million. The Company paid cash to acquire the property. Granite Run was the second of four properties that the Company was contractually obligated to acquire from Questar Builders, Inc.

       The Company is obligated, upon satisfaction of certain conditions, to acquire two additional newly-developed properties totaling 405 units for an approximate cost of $58.9 million from Questar Builders, Inc. The properties were in various stages of development as of March 31, 1999. It is expected that the first property will be acquired in 1999 and the remaining property will be acquired in 2000.

       DEVELOPMENT

       In December, 1997, the Company purchased a 60-acre parcel of land in Atlanta, Georgia for approximately $5.8 million for the development of Berkshires at Deerfield, a 478 unit apartment community. Construction began in the third quarter of 1998. The total cost of the project to date is approximately $8.3 million. Construction is expected to be completed in October, 2000 at an estimated cost of $34.9 million.

       On April 29, 1998, the Company acquired 12.6 acres located near Clemson, South Carolina for approximately $571,000. Construction of Berkshire Commons, a 177-unit student housing development, began in the third quarter of 1998 on this site. The total cost of the project to date is approximately $7.2 million. Construction is expected to be completed in August, 1999 at an estimated cost of $14.1 million.

       The Company also owns two other parcels of land located in Greenville, South Carolina. Development plans are under consideration for these sites.

                                    Continued
                                       8

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.     DEBT AGREEMENTS

       As of March 31, 1999, the Company had a credit agreement with nine participating commercial banks for a $180 million unsecured revolving line of credit ("Credit Agreement"). The following summarizes the Company's borrowings on the Credit Agreement as of March 31, 1999:

                          Contract    Contract                       Principal
           Borrowings    Start Date   End Date     Interest Rate       Amount
           ----------    ----------   --------     -------------       ------
       LIBOR contract    05/13/99     06/11/99        6.2062%        $ 46,100,000
       LIBOR contract    04/30/99     06/01/99        6.1750%           3,000,000
       LIBOR contract    05/07/99     06/04/99        6.2062%         124,000,000
                                                                      -----------
                                                                     $173,100,000
                                                                      -----------
                                                                      -----------

       Subsequent to March 31, 1999, the Company borrowed the remaining $6.9 million on the credit agreement at an interest rate of 6.2062% with a contract end date of June 11, 1999.

       The Company has a construction loan commitment of $13.1 million with two commercial banks to fund the completed development of Berkshires at Crooked Creek ("Construction Loan"). The agreement requires monthly interest payments at a variable rate set at 150 basis points over LIBOR. The outstanding principal balance will be due June 30, 1999. It is the Company's intention to extend this loan to December 31, 1999. As of March 31, 1999, the Company's borrowings on the Construction Loan totaled $11,440,613 and had an interest rate of 6.4375% with a contract end date of May 17, 1999.

5.     EARNINGS PER SHARE

       In accordance with Financial Accounting Standards Board Statement No. 128 ("FAS 128"), "Earnings Per Share", the Company has presented basic and diluted net income per share on the Consolidated Statements of Operations. The net income and weighted average shares used in the calculations are presented below:

                                                                  Three Months Ended March 31,
                                                               -------------------------------
                                                                 1999                 1998
                                                               ----------           ----------
       Earnings per common share (basic and diluted):
         Net loss allocated to
           common shareholders                                $(5,725,772)         $(2,168,113)
                                                               ----------           ----------
                                                               ----------           ----------
         Weighted average shares                               36,714,346           36,615,474
                                                               ----------           ----------
                                                               ----------           ----------

                                    Continued
                                       9

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

6.     PRO-FORMA RESULTS (UNAUDITED)

       The following unaudited pro-forma operating results for the Company have been prepared as if the 1999 and 1998 property acquisitions, dispositions and equity transactions had occurred on January 1, 1998. Unaudited pro-forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1998, nor does it purport to represent the results of operations for future periods. (Dollars in thousands except per share amounts).

                                                For the Three Months Ended
                                            -----------------------------------
                                              March 31,              March 31,
                                               1999                    1998
                                            ----------              -----------
       Revenue                                $50,333                 $47,730
       Expenses including depreciation        $56,420                 $50,925
                                              -------                 -------

       Net loss allocated to
         common shareholders                  $(6,087)                $(3,195)
                                              -------                 -------
                                              -------                 -------
       Net loss per weighted
         average common share                   $(.17)                  $(.09)
                                              -------                 -------
                                              -------                 -------

7.     SEGMENT REPORTING

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

       The Company evaluates performance based upon net operating income ("NOI") from the combined properties in the segment. NOI is defined by the Company as rental revenue less property operating expenses, including repairs and maintenance and real estate taxes. Accordingly, NOI excludes non-property revenue and expenses included in the determination of net income. NOI for the combined properties in the segment for the three month periods ended March 31, 1999 and 1998 was as follows:

                                           1999                      1998
                                        -----------               -----------
         Rental Revenue
           Multifamily                  $48,815,071               $39,155,663
           Retail (a)                         -                        63,002
                                        -----------               -----------
         Total                           48,815,071                39,218,665

         Operating Expenses
           Multifamily                   19,318,835                15,088,892
           Retail (a)                         -                        98,224
                                        -----------               -----------
         Total                           19,318,835                15,187,116
                                        -----------               -----------

         Net Operating Income           $29,496,236               $24,031,549
                                        -----------               -----------
                                        -----------               -----------

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

7.     SEGMENT REPORTING - Continued

       The following is a reconciliation of net operating income to loss from operations before joint venture income, gain on sale of assets and minority interest:

                                                                  1999                      1998
                                                              ------------              -----------
         Net operating income                                 $ 29,496,236              $24,031,549
         Revenue:
           Management fees and
             reimbursements                                        797,505                  951,804
           Interest                                                669,904                  844,429
         Expenses:
           Depreciation and
             amortization                                      (18,554,153)             (15,753,583)
           General and
             administrative                                     (1,490,613)              (1,679,885)
           Property management
             operations                                         (2,391,365)              (2,046,929)
           Interest                                            (11,217,278)              (8,011,390)
           Costs associated with
             strategic alternatives                             (3,048,373)                   -
                                                              ------------             ------------

         Loss from operations
           before joint venture
           income, gain on sales
           of assets and
           minority interest                                  $ (5,738,137)            $ (1,664,005)
                                                              ------------             ------------
                                                              ------------             ------------


   (a) The Company completed the liquidation of the retail portfolio in 1998.

8.     SUBSEQUENT EVENTS

       On April 13, 1999, the Company and Berkshire Realty Holdings, L.P., a partnership formed by Chairman of the Board, Douglas Krupp, and affiliates of Blackstone Real Estate Advisors and Whitehall Street Real Estate Limited Partnership XI (an affiliate of Goldman, Sachs & Co.), entered into a definitive merger agreement. The Company's Board of Directors has approved the merger agreement based on a recommendation from a special committee of the Board comprised of four independent directors. Pursuant to the terms of the agreement, if the merger is consummated, shareholders of Berkshire will receive $12.25 in cash per share of common stock. Limited partners in Berkshire's Operating Partnership will be able to elect to receive the same cash consideration per Unit or become limited partners of the acquiring partnership. The transaction must be approved by a majority of shareholders. The transaction, if approved, is scheduled to close in the fourth quarter of 1999.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.     OVERVIEW:
       The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. Capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the Notes to the Consolidated Financial Statements included elsewhere herein.

       The Company is a real estate investment trust ("REIT") whose operations consist primarily of the acquisition, renovation, rehabilitation, development and operation of apartment communities located in Florida, Texas, the Mid-Atlantic and Southeast regions of the United States. As of March 31, 1999, the Company owned 82 apartment communities consisting of 24,387 units. The Company has commenced construction on 655 multifamily units and owns two parcels of land for future development. The Company has also contracted to acquire two additional newly-developed properties from an affiliate of Questar Builders, Inc. totaling 405 units. The Company also entered into a Development Acquisition Agreement with Questar Builders, Inc. which grants the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by such affiliates which meet the Company's acquisition and development criteria.

       COMPANY STRATEGY:

       Since the organization of the Company in 1990, the Company's Certificate of Incorporation, as amended, has required the Board of Directors to submit a Plan of Liquidation (the "Plan") to the stockholders prior to the end of 1998, together with the Board's recommendation whether to adopt or reject the Plan. As a result, the Company engaged two investment banking firms to assist in the exploration and evaluation of strategic alternatives. Among others, these alternatives included the potential sale or merger of the Company or the adoption of a Plan of Liquidation. The Company has filed preliminary proxy materials with the Securities and Exchange Commission relating to the Plan, which the Board of Directors has recommended the shareholders not approve. In addition, the Company also adopted severance and retention programs and amended certain employment agreements designed to encourage the continued employment of key personnel during the exploration and evaluation of these alternatives.

       On April 13, 1999, the Company and Berkshire Realty Holdings, L.P., a partnership formed by Chairman of the Board, Douglas Krupp, and affiliates of Blackstone Real Estate Advisors and Whitehall Street Real Estate Limited Partnership XI (an affiliate of Goldman, Sachs & Co.), entered into a definitive merger agreement. The Company's Board of Directors has approved the merger agreement based on a recommendation from a special committee of the Board comprised of four independent directors. Pursuant to the terms of the agreement, if the merger is consummated, shareholders of Berkshire will receive $12.25 in cash per share of common stock. Limited partners in Berkshire's Operating Partnership can elect to receive the same cash consideration per OP Unit or become limited partners of the acquiring partnership. The transaction must be approved by a majority of shareholders. The transaction, if approved, is scheduled to close in the fourth quarter of 1999.

       UPREIT REORGANIZATION:

       The Company reorganized as an Umbrella Partnership ("UPREIT") on May 1, 1995 when the Company contributed substantially all of its assets subject to all liabilities to BRI OP Limited Partnership. The Company, in its capacity as the Special Limited Partner and through its ownership of Berkshire Apartments, Inc. as General Partner, holds 79.19% of the Operating Partnership interests as of March 31, 1999. The purpose of becoming an UPREIT was to allow the Company to offer Units in the Operating Partnership in exchange for assets from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's assets will defer the tax liability associated with the sale. This UPREIT structure allows the Company to use Units instead of stock or cash to acquire properties, which provides an advantage over non-UPREIT entities.

       ADVISOR TRANSACTION:

       Until early 1996, the Company was advised by Berkshire Realty Advisors ("Advisor"), an affiliate of certain directors and officers of the Company. The Board of Directors determined that it was in the best interest of the shareholders to become self-advised. As a self-advised REIT, the administration of the Company as well as strategic investment decision-making responsibilities are performed by senior management employed by the Company.

       Therefore, on February 28, 1996, the Board, acting on the recommendation of a Special Committee comprised of the independent members of the Board ("Independent Directors"), approved the acquisition of the Advisor, via contribution of the workforce and other assets of the Advisor, in exchange for 1.3 million Units which were valued at $13 million (the "Advisor Transaction"). The acquisition price together with related costs, was recorded as an intangible asset associated with the workforce acquired. The contribution was completed on March 1, 1996. As of that date, all charges and expenses associated with the Advisory Services Agreement ceased and the Company became a self-advised REIT.

       In conjunction with the Advisor Transaction, additional Units, up to a total of $7.2 million in value, may be issued to the former Advisor during a six year period if certain share price benchmarks are achieved. As of March 31, 1999, 209,091 additional Units have been issued as a result of achieving the $11.00 and $12.00 share price benchmarks. The value of the issued Units was recorded on the consolidated statements of operations as additional costs associated with the Advisor Transaction.

       PROPERTY MANAGER TRANSACTION:

       On February 13, 1997, a Special Committee of the Board of Directors comprised of the Independent Directors approved the acquisition of the workforce and other assets of an affiliate which provided multifamily property management services to the Company (the "Property Manager"). The Property Manager was contributed on February 28, 1997 in exchange for 1.7 million Units or approximately $17.6 million (the "Property Manager Transaction").

       On the date of the transaction, the Property Manager managed 57 apartment communities, including 35 assets then owned by the Company, and employed approximately 85 professionals, excluding site employees. As a result of this transaction, the Company was no longer required to pay management fees and reimbursements for the management operations of its multifamily portfolio. In addition, the Company receives management fees and reimbursements of certain expenses associated with the third-party management contracts primarily with partnerships affiliated with certain directors and officers of the Company.

       The value of the Units issued was recorded on the balance sheet as an intangible asset associated with the acquisition of a workforce and third-party property management contracts.

B.     RESULTS OF OPERATIONS:

       The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and same-store properties. The Company defines same-store apartment communities as those assets that were owned and operated in each of the two most recent years. The following analysis compares the results of operations for the three month periods ended March 31, 1999 and 1998.

       NET LOSS for the three months ended March 31, 1999 increased approximately $3.6 million compared to the same period in 1998 as a result of an increase in loss from operations of $4.1 million and a decrease in gain on sales of assets of $513,000 which was offset by an increase in the loss allocation to minority interest of $1.1 million.

       INCOME AND EXPENSES:

       RENTAL INCOME AND PROPERTY OPERATING EXPENSES, including repairs and maintenance and real estate taxes, increased for the three month period ended March 31, 1999 in proportion to the increase in weighted average apartment units. Rental revenue for the three month period ended March 31, 1999 increased $9.6 million or 24%, over the prior year period, and property operating expenses increased $4.1 million or 27%, for the same period. Average apartment units increased 23% for the three month period ended March 31, 1999 over the prior year.

       Detail of the Company's apartment unit growth for the three months ended March 31 is set forth below:

                                                           1999             1998
                                                           ----             ----
         Apartments Units:
            Beginning of period                           24,123           18,773
            Acquired                                         264            2,760
            Sold                                               -                -
            Completed development units                        -                -
                                                          ------           ------
            End of period                                 24,387           21,533
                                                          ------           ------
                                                          ------           ------

         Weighted average apartment units                 24,369           19,876
           for period
         Percent increase over same period                   23%              58%
           of prior year


       MANAGEMENT FEES AND REIMBURSEMENTS decreased $154,000 for the three month period ended March 31, 1999 when compared to the same period in 1998 due to a reduction in the number of third party management contracts as a result of sales by third party owners.

       PROPERTY MANAGEMENT OPERATIONS increased $355,000 for the three months ended March 31, 1999 compared to the same period in 1998 as a result of increased operating costs in the Mid-Atlantic and Texas regions due to growth in the number of properties in those regions and severance payments incurred as a result of a reduction in administrative personnel located in the national operating headquarters.

       GENERAL AND ADMINISTRATIVE EXPENSES, decreased $246,000 for the three month period ended March 31, 1999 compared to the same period in 1998 primarily due to decreased employee salaries, benefits, administrative and office related expenses resulting from reductions in administrative and executive personnel located in the Boston and Baltimore offices, respectively.

       INTEREST EXPENSE

       Interest expense has increased for the three month period ended March 31, 1999 compared to the same period in 1998 primarily from increased average borrowings. The following is an analysis of weighted average debt outstanding and interest rates for the three months ended March 31 (dollars in thousands).

                                                            Three Months Ended
                                                                 March 31,
                                                       ---------------------------
                                                       1999                   1998
                                                       ----                   ----
       Weighted Average
            Debt Outstanding
                Fixed Rate                           $413,594               $379,597
                Variable Rate                         190,325                 76,788
                                                     --------               --------
                  Total                              $603,919               $456,385
                                                     --------               --------
                                                     --------               --------

       Weighted Average
             Interest Rates
                Fixed Rate                           7.84%                  7.87%
                Variable Rate                        6.29%                  6.85%


       Weighted average fixed rate debt increased approximately $148 million for the three months ended March 31, 1999 compared to the same period in 1998 primarily due to increased weighted average borrowings on the credit agreement to fund rehabilitations and renovations on the newly acquired multifamily communities.

       COSTS ASSOCIATED WITH STRATEGIC ALTERNATIVES represents appraisal costs, investment banking fees, legal, accounting and consulting fees related to the Company's preparation of a Plan of Liquidation and evaluation of other strategic alternatives. See Note 1 to the Consolidated Financial Statements for additional information.

       AMORTIZATION OF ACQUIRED WORKFORCE AND INTANGIBLE ASSETS associated with the Advisor Transaction in 1996 and Property Manager Transaction in 1997 decreased $583,000 for the three month period ended March 31, 1999 when compared to the same period in 1998 as the costs related to the Advisor Transaction were fully amortized by February of 1999.

       DEPRECIATION AND AMORTIZATION increased for the three month period ended March 31, 1999 compared to the same period in 1998 due to an increased property asset base.

       GAIN ON SALES OF ASSETS for the three month period ended March 31, 1998 resulted from the sales of three retail assets in 1998. There were no sales in the first quarter of 1999.

C.     FUNDS FROM OPERATIONS (FFO):

       Management and industry analysts generally consider Funds from Operations ("FFO"), to be an appropriate measure of the performance of an equity REIT, along with net income and cash flows from operating activities, financing activities and investing activities. The Company's FFO is presented to assist investors in analyzing the Company's ongoing operating cash flows which support dividends and recurring capital expenditures. However, FFO should not be considered by the reader as a substitute to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be analyzed in conjunction with net income (loss) as presented in the Consolidated Financial Statements and information presented elsewhere. FFO is determined in accordance with a resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), and is defined as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The methodology used by the Company when calculating FFO may differ from that of other equity REIT's and, therefore, may not be comparable to such other REIT's. In addition, FFO does not represent amounts available for management's discretionary use for needed capital replacement or expansion, debt service obligations or other commitments.

       The following table presents the Company's FFO for the periods ended March 31:

                                               Three Months Ended March 31,
                                            ---------------------------------
                                                1999                   1998
                                            -----------           -----------
       Loss from operations before
         joint venture income,
         gain on sales of assets,
         and minority interest              $(5,738,137)          $(1,664,005)
       Joint venture net operating
         income                                    -                   75,565
       Amortization of
         intangible assets                    2,675,316             3,258,049
       Non-recurring charges                  3,048,373                  -
       Depreciation                          15,804,008            12,449,700
       Income allocated to
         preferred shareholders              (1,539,563)           (1,539,563)
                                            -----------           -----------

       Funds from Operations                $14,249,997           $12,579,746
                                            -----------           -----------
                                            -----------           -----------


       Cash flows provided by (used for):
         Operating activities                10,179,191            14,473,524
         Investing activities               (30,748,097)          (50,991,516)
         Financing activities                24,159,049            37,955,533

       SAME-STORE MULTIFAMILY COMMUNITIES

The Net Operating Income ("NOI") of the 65 same-store communities aggregating 18,773 units which are considered same-store is summarized below (dollars in thousands).

                                              Three Months Ended March 31,
                                        ----------------------------------------
                                         1999              1998         % Change
                                        -------           -------       --------
       Revenue                          $37,989           $36,448          4.2%
       Expenses                          15,034            14,612          2.9%
                                        -------           -------
         Net operating income           $22,955           $21,836          5.1%
                                        -------           -------
                                        -------           -------

       Average monthly rent                $698              $677
         per unit
       Average physical                    95.4%             94.4%
         occupancy


       NOI for the same-store communities increased 5.1% for the three months ended March 31, 1999 compared to the same period in 1998. Growth in same-store multifamily revenue was 4.2% for the three months ended March 31, 1999 compared to the prior year period. Rent increases accounted for 3.1% of the increase and the remaining revenue gain was generated from increased occupancy.

  D.   LIQUIDITY AND CAPITAL RESOURCES:

       The Company's net cash provided by operating activities decreased $4.3 million for the three month period ended March 31, 1999 when compared to the same period in 1998 due to the costs associated with strategic alternatives of $3.0 million and the decrease in accrued expenses and other liabilities of $3.9 million. These decreases in operating cash flow were partially offset by the increased net operating income due to the increased weighted average apartment units in 1999 and increased net operating income generated by same-store multifamily communities of 5.1%.

       Net cash used for investing activities decreased $20.2 million for the three month period ended March 31, 1999 when compared to the same period in 1998. The decrease was due to a decrease in acquisitions of $46.9 million in 1999 and principal collections on the note receivable of $3.5 million. These were offset by decreased proceeds from sale of properties of $14.9 million and decreased distributions from joint venture assets of $15.4 million.

       Net cash provided by financing activities decreased $13.8 million due to reduced borrowings under the credit agreement and construction loan of $14.2 million.

       Cash flows from operations, debt financing and sales of assets are the primary sources of liquidity employed by the Company. In addition, in 1997, the Company raised additional capital through a private placement of preferred stock and a public offering of common stock, the proceeds of which were used to acquire multifamily properties and to pay down variable rate debt. Operating cash flows are earmarked for the payment of dividends as well as capital expenditures of a recurring nature. Debt financing, proceeds from asset sales and equity offerings have been used to finance the acquisition, renovation, rehabilitation and development of apartment communities.

       In each of the previous three years, the Company has paid between 81% and 86% of FFO in dividends, retaining the rest for recurring capital expenditures and working capital. On May 13, 1999, the Board approved a dividend of $.25 per share of common stock payable on August 15, 1999 to the shareholders of record on August 1, 1999.

       The Company has a policy to maintain leverage at or below 50% of the reasonably estimated value of assets. By employing moderate leverage ratios, the Company expects it can continue to generate sufficient cash flows to operate its business as well as sustain dividends to shareholders.

       The Company conservatively manages both interest rate risk and maturity risk. Through the use of a swap, the Company has hedged interest rate risk on $40 million of its outstanding variable rate debt as of March 31, 1999. Additionally, the Company has spread its maturities on long-term debt and has weighted average maturities of approximately 14 years.

       The Company has adequate sources of liquidity to meet its current cash flow requirements, including dividends and debt service. In order to fund ongoing renovation, rehabilitation and development activities, the Company has at its disposal unadvanced commitments under the construction loan, and, if necessary, could generate net proceeds from the sale of mortgage-backed securities or certain real estate assets.

E. BUSINESS CONDITIONS/RISKS:

       The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's same-store apartment communities, physical occupancy was 97.3% as of March 31, 1999 which generally represents current market occupancies. In addition, the Company has generated competitive rental rates at its properties. The Company expects to produce consistent performance from its real estate assets; however, no assurances can be made in this regard.

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

       The merger agreement the Company has entered into contains certain restrictions on the conduct of the Company's business during the term of the agreement.

       The Company is also involved in certain legal actions and claims in the ordinary course of its business. It is the opinion of management and its legal counsel that such litigation and claims should be resolved without any material effect on the Company's financial position.

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

       The Company is currently in the process of identifying, evaluating and remedying its Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, security and heating, ventilating and air conditioning systems. The Company has completed its Year 2000 compliance initiatives at some of its properties and is in the process of completing these initiatives at others. Based on its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require modification or replacement. However, the Company does not believe that the future efforts to achieve its Year 2000 compliance initiatives will result in any material cost to the Company or significantly interrupt services or operations.

       The Company is in the process of evaluating the potential adverse impact that could result from the failure of significant third-party service providers and vendors to be Year 2000 compliant. No estimate can be made at this time as to the impact of the readiness of such third parties. However, if any of the third-party service providers or vendors ceases to conduct business due to Year 2000 related problems, the Company expects to be able to contract with alternate providers without experiencing any material adverse effect on the Company's financial condition and results of operations.

       The most reasonably likely worst case scenario that could affect the Company's operating results and financial condition would be a power failure resulting in an interruption in utilities services (i.e. electricity, natural gas, telephone and water) provided by third-party vendors to the Company and its residents, affecting a substantial number of the geographic regions in which the Company's properties are located. Additionally, despite the Company's current efforts to be Year 2000 compliant, elevators, security and heating, ventilating and air conditioning systems may read incorrect dates and operate according to incorrect schedules. Although such scenarios would be disruptive to residents, they are not business critical and would not have a material adverse effect on the Company's operating results or financial condition.

       Accordingly, management does not believe that the Year 2000 problems will have a material adverse effect on the Company's financial condition or results of operations. Such belief is based on our analysis of the risks to the Company related to its potential Year 2000 problems and its assessment of the Year 2000 problems of our third party service providers. In any event, the Company expects to perform an analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result, in a worst case scenario, from the failure by the Company and certain third party service providers to achieve Year 2000 compliance on a timely basis. To date, a contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, however, the Company plans to complete such analysis and contingency planning.

G.     RECENTLY ISSUED ACCOUNTING STANDARDS

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

       The Company implemented FAS 131 and FAS 132 in 1998 and will adopt FAS 133 in the year 2000.

H.     FORWARD-LOOKING STATEMENTS

       This report on Form 10-Q contains forward-looking statements, estimates or plans. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include the matters set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3, which was filed with the Securities and Exchange Commission on May 7, 1999, and which matters are incorporated herein by reference. Any statements contained in such filing shall be deemed to be superseded or modified for purposes of the Form 10-Q to the extent that a statement contained herein modifies or supersedes such statement. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

  Item 3.      Defaults upon senior securities
               Response:  None

  Item 4.      Submission of matters to a vote of security holders
               Response:  None

  Item 5.      Other information
               Response:  None

  Item 6.      Exhibits and reports on Form 8-K:
               EXHIBITS:

               27.1 Financial Data Schedule - March 31, 1999 +

               99.1 Documents incorporated by reference - "Risk Factors"
                    from pages 4 through 14 of the Company's Registration Statement on Form S-3, which was filed with the SEC on May 7, 1999, setting forth the information under the caption "Risk Factors" +

               REPORTS ON FORM 8-K

               On April 15, 1999, the Company filed a Current Report on Form 8-K, dated April 13, 1999, announcing that the Company had entered into a definitive merger agreement with Berkshire Realty Holdings L.P.

               On March 5, 1999, the Company filed a Current Report on Form 8-K, dated March 4, 1999, announcing that the Company had received several offers to acquire the Company.


               + Filed herein.

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


                                   BERKSHIRE REALTY COMPANY, INC.
                                   ------------------------------
                                           (Registrant)



                                   BY:   /S/ MARIANNE PRITCHARD
                                         -------------------------------------
                                         Marianne Pritchard, Executive Vice
                                         President and Chief Financial Officer
                                         of Berkshire Realty Company, Inc.
                                         (Principal Financial Officer)



                                   BY:   /S/ DAVID F. MARSHALL
                                         -------------------------------------
                                         David F. Marshall, President,
                                         Chief Executive Officer and Director
                                         of Berkshire Realty Company, Inc.

DATE:  May 17, 1999