Form 10-Q
period 1999-06-30
BERKSHIRE REALTY CO INC /DE
filed 1999-08-16
CIK 869446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(MARK ONE)


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   JUNE 30, 1999
                                -----------------------------------------------

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

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   ----------

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                     ASSETS
                                                                                   June 30,                  December 31,
                                                                                     1999                         1998
                                                                                 --------------              -------------
                                                                                  (Unaudited)

Real estate assets: (Note 2)
  Multifamily apartment complexes, net of
       accumulated depreciation                                                  $  924,163,691             $  919,486,703
  Mortgage loans, net of purchase discounts                                           2,401,911                  2,376,227
  Land and construction-in-progress                                                  21,136,620                 10,974,377
  Land held for future development                                                    5,838,950                  5,657,038
                                                                                 --------------             --------------
           Total real estate assets                                                 953,541,172                938,494,345

Cash and cash equivalents                                                            20,085,674                 12,366,880
Mortgage-backed securities, net ("MBS")                                                    --                    4,936,979
Note receivable                                                                       3,999,000                  7,500,000
Escrows                                                                              16,188,849                 16,305,255
Deferred charges and other assets                                                    15,677,082                 19,854,353
Workforce and other intangible assets,
       net of accumulated amortization                                                5,263,863                  9,449,030
                                                                                 --------------             --------------
           Total assets                                                          $1,014,755,640             $1,008,906,842
                                                                                 --------------             --------------
                                                                                 --------------             --------------

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Credit agreement (Note 3)                                                      $  180,000,000             $  135,100,000
  Construction loan (Note 3)                                                         11,440,613                 11,362,891
  Mortgage notes payable (Note 3)                                                   423,992,282                426,236,427
  Tenant security deposits and prepaid rents                                          8,642,498                  8,309,738
  Accrued real estate taxes, insurance, other
       liabilities and accounts payable                                              21,788,272                 25,218,826
                                                                                 --------------             --------------
           Total liabilities                                                        645,863,665                606,227,882
                                                                                 --------------             --------------

Minority interest in operating partnership                                           62,376,944                 69,661,451

Commitments and contingencies (Note 2 and 7)                                                                          --

Shareholders' equity:
  Preferred stock ("Preferred Shares"),
       $0.01 par value; 60,000,000 shares
       authorized, 2,737,000 shares issued                                               27,370                    27,370
  Common stock ("Shares"), $0.01 par value;
       140,000,000 Shares authorized and 37,261,249
       and 37,219,897 Shares issued, respectively                                       372,613                   372,199
  Additional paid-in capital                                                        357,103,602               375,186,299
  Accumulated deficit                                                               (47,032,979)              (38,550,284)
  Loans receivable - officers                                                        (2,212,500)               (2,275,000)
  Less common stock in treasury, at cost
       (506,497 Shares)                                                              (1,743,075)               (1,743,075)
                                                                                 --------------            --------------
       Total shareholders' equity                                                   306,515,031               333,017,509
                                                                                 --------------            --------------
       Total liabilities and shareholders' equity                                $1,014,755,640            $1,008,906,842
                                                                                 --------------             --------------
                                                                                 --------------             --------------


                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                -----------------


                                                         For the Three Months                          For the Six Months
                                                            Ended June 30,                               Ended June 30,
                                                      ---------------------------------           ----------------------------------
                                                          1999                  1998                  1999                  1998
                                                      -----------           -----------           -----------           -----------

Revenue:
   Rental                                             $49,179,324           $42,414,414          $ 97,994,395           $81,633,079
   Interest from mortgage loan
       and note receivable                                197,009               298,659               431,003               593,458
   Interest income from MBS                                89,798               160,884               201,077               326,939
   Management fees and reimbursements                     912,009               939,450             1,709,514             1,891,254
   Other interest income                                  294,024               298,604               618,655               682,179
                                                      -----------           -----------          ------------           -----------
           Total revenue                               50,672,164            44,112,011           100,954,644            85,126,909
                                                      -----------           -----------          ------------           -----------

Expenses:
   Property operating                                  11,008,171             9,346,781            22,077,681            18,499,624
   Repairs and maintenance                              3,787,277             3,092,433             7,198,608             5,275,703
   Real estate taxes                                    4,810,169             4,260,836             9,648,163             8,111,839
   Property management operations                       1,761,950             1,876,665             4,153,315             3,923,594
   General and administrative                           1,390,251             1,685,403             2,880,864             3,365,288
   Interest (Note 4)                                   11,256,225             9,156,018            22,473,503            17,167,408
   Costs associated with
       strategic alternatives                           1,523,870                  --                4,572,243                 --
   Amortization of acquired
       workforce and intangible assets                  1,509,851             3,258,048             4,185,167             6,516,097
   Depreciation and amortization                       15,766,806            13,631,235            31,645,643            26,126,769
                                                      -----------           -----------          ------------           -----------
           Total expenses                              52,814,570            46,307,419           108,835,187            88,986,322
                                                      -----------           -----------          ------------           -----------

Loss from operations before joint
       venture income, gain
       on sales of assets, minority
       interest and extraordinary items                (2,142,406)           (2,195,408)           (7,880,543)           (3,859,413)
Joint venture income                                         --                   80,506                 --                 132,454
Gain on sales of assets                                   195,718               874,515               195,718             1,387,247
Minority interest in
       Operating Partnership                              729,327               552,697             2,281,255             1,023,472
                                                      -----------           -----------           -----------           ------------
Income (loss) before
       extraordinary items                             (1,217,361)             (687,690)           (5,403,570)           (1,316,240)
Extraordinary items, net of
       minority interest                                     --                 (94,613)                 --                 (94,613)
                                                      -----------           -----------           -----------           -----------
Net loss                                               (1,217,361)             (782,303)           (5,403,570)           (1,410,853)
Income allocated to
       preferred shareholders                          (1,539,562)           (1,556,669)           (3,079,125)           (3,096,232)
                                                      -----------           -----------           -----------           -----------
Net loss allocated
       to common shareholders                         $(2,756,923)          $(2,338,972)          $(8,482,695)          $(4,507,085)
                                                      -----------           -----------          ------------           -----------
                                                      -----------           -----------          ------------           -----------

Earnings per common share (basic and diluted):
   Loss before extraordinary item                     $      (.08)          $      (.06)          $      (.23)          $      (.12)
                                                      -----------           -----------          ------------           -----------
                                                      -----------           -----------          ------------           -----------
   Net loss                                           $      (.08)          $      (.06)          $      (.23)          $      (.12)
                                                      -----------           -----------          ------------           -----------
                                                      -----------           -----------          ------------           -----------

   Weighted average shares                             36,747,444            36,738,176            36,730,987            36,677,369
                                                      -----------           -----------          ------------           -----------
                                                      -----------           -----------          ------------           -----------





                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)




                            Series 1997-A Convertible
                            Preferred Stock at Par             Common Stock at Par          Additional
                            --------------------------      --------------------------       Paid-in       Accumulated
                              Shares          Amount          Shares          Amount          Capital        Deficit
                            ----------      ----------      ----------      ----------      -----------    -----------

   Balance,
     December 31, 1998         2,737,000      $27,370         36,713,400       $372,199      $375,186,299     $(38,550,284)

   Net loss                         --           --                --             --                --          (5,403,570)

   Stock issuance costs             --           --                --             --              (58,709)           --

   Preferred dividends              --           --                --             --                --          (3,079,125)

   Conversion of Units
     to Common Shares               --           --               35,752            358           268,043            --

   Proceeds from the
     exercise of stock
     options                        --           --                5,600             56            61,544            --

   Stock purchase loans -
     forgiveness                    --           --                --             --                --               --

   Adjustment for minority
     interest ownership of
     Operating Partnership          --           --                --             --             (262,829)           --

   Common dividends                 --           --                --             --          (18,090,746)           --
                               ---------      -------        -----------       ---------     --------------    -------------

   Balance,
     June 30, 1999             2,737,000      $27,370        36,754,752        $372,613      $357,103,602     $(47,032,979)
                               ---------      -------        -----------       ---------     --------------   --------------
                               ---------      -------        -----------       ---------     --------------   --------------




                                 Loans         Treasury
                              Receivable-        Stock
                               Officers         at Cost           Total
                             ------------     -----------        ---------

   Balance,
     December 31, 1998         $(2,275,000)     $(1,743,075)     $333,017,509

   Net loss                          --               --           (5,403,570)

   Stock issuance costs              --               --              (58,709)

   Preferred dividends               --               --           (3,079,125)

   Conversion of Units
     to Common Shares                --               --              268,401

   Proceeds from the
     exercise of stock
     options                         --               --               61,600

   Stock purchase loans -
     forgiveness                    62,500            --               62,500

   Adjustment for minority
     interest ownership of
     Operating Partnership           --               --             (262,829)

   Common dividends                  --               --          (18,090,746)
                                ------------      -----------    -------------

   Balance,
     June 30, 1999             $(2,212,500)     $(1,743,075)     $306,515,031
                               -------------    -------------    -------------
                               -------------    -------------    -------------











                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ---------------


                                                                                          For the Six Months
                                                                                            Ended June 30,
                                                                                   ------------------------------
                                                                                        1999             1998
                                                                                   ------------       -----------

Operating activities:

 Net loss                                                                           $(5,403,570)      $(1,410,853)
 Adjustments to reconcile net loss to
    net cash provided by operating activities:
         Depreciation and amortization                                               31,645,643        26,126,769
         Amortization of workforce and
           intangible assets                                                          4,185,167         6,516,097
         Joint venture income                                                              --            (132,454)
         Gain on sales of assets                                                       (195,718)       (1,387,247)
         Stock purchase loan forgiveness                                                 62,500           125,414
         Amortization of purchase discounts                                             (78,978)          (75,932)
         Minority interest in Operating Partnership                                  (2,281,255)       (1,023,472)
         Amortization of deferred financing costs                                       832,789           766,410
         (Increase) decrease in operating escrows
           and other assets                                                           3,357,440        (1,574,580)
         Increase (decrease) in accrued real estate
           taxes, insurance, other liabilities and
           accounts payable                                                          (3,700,554)        6,544,399
         Increase in tenant security deposits,
           prepaid rents and escrows                                                    332,760         1,688,724
                                                                                   ------------       -----------

           Net cash provided by operating activities                                 28,756,224        36,163,275
                                                                                   ------------       -----------

Investing activities:

 Cost to acquire properties                                                         (25,727,754)      (85,471,045)
 Proceeds from sale of properties                                                          --          17,209,116
 Recurring capital expenditures                                                      (6,268,221)       (2,763,546)
 Rehabilitation and non-recurring
   capital expenditures                                                              (4,174,525)      (12,354,208)
 Land acquisition and construction in progress                                      (10,344,957)       (9,801,096)
 Distributions received from joint venture
   in excess of earnings                                                                   --             774,151
 Distribution from sale of joint venture asset, net                                        --          14,883,968
 Principal collections on MBS                                                         1,002,310         1,380,861
 Proceeds from sale of MBS                                                            4,140,071              --
 Principal collections on note receivable                                             3,501,000              --
 Principal collections on mortgage loan                                                  43,610            40,440
 Escrow established at acquisition of properties                                           --          (1,991,498)
                                                                                    -----------       -----------

           Net cash used for investing activities                                   (37,828,466)      (78,092,857)
                                                                                   ------------       -----------


                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                ---------------


                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                   ------------------------------
                                                                                       1999             1998
                                                                                   ------------      ------------
                                                                                    (Unaudited)      (Unaudited)

Financing activities:

Advances under credit agreement                                                   $ 44,900,000      $ 84,000,000
Advances under construction loan                                                        77,722         7,433,984
Payment of financing costs                                                             (47,881)       (1,591,119)
Costs associated with issuance of stock                                                (58,709)         (276,042)
Dividends to preferred stockholders                                                 (3,079,125)       (3,096,232)
Principal payments on mortgage notes payable                                        (2,244,145)       (1,967,692)
Payoff of mortgage notes payable                                                         --          (17,433,697)
Proceeds from the exercise of stock options                                             61,600            31,126
Proceeds from exercise of employee
  stock options                                                                          --                --
Dividends to common shareholders                                                   (18,090,746)      (17,432,027)
Distributions to minority unitholders                                               (4,727,680)       (3,719,662)
                                                                                  ------------      ------------

   Net cash provided by financing activities                                        16,791,036        45,948,639
                                                                                  ------------      -------------

Net increase in cash and cash equivalents                                            7,718,794         4,019,057

Cash and cash equivalents, beginning of period                                      12,366,880         9,859,110
                                                                                  ------------      ------------

Cash and cash equivalents, end of period                                          $ 20,085,674      $ 13,878,167
                                                                                  ------------      ------------
                                                                                  ------------      ------------


Supplemental cash flow disclosure:

Cash paid for interest during period                                              $ 23,040,570      $ 18,430,663
                                                                                  ------------      ------------
                                                                                  ------------      ------------

Interest capitalized during period                                                $    756,665      $    853,259
                                                                                  ------------      ------------
                                                                                  ------------      ------------


Supplemental disclosure of non-cash financing and investing activities:

      Property acquisitions                                                       $(25,727,754)    $(142,394,383)
      Debt assumed in property acquisitions                                               --          38,582,860
      Units issued for property acquisitions                                              --          18,340,478
                                                                                 -------------     -------------

      Cash to acquire property                                                    $(25,727,754)    $ (85,471,045)
                                                                                  ------------      ------------
                                                                                  ------------      ------------
Conversion of Units to Shares                                                     $    268,401     $     960,202
                                                                                  ------------      ------------
                                                                                  ------------      ------------

Shares issued in satisfaction of note payable                                     $       --       $   2,130,000
                                                                                  ------------      ------------
                                                                                  ------------      ------------

Shares issued for stock purchase loans                                            $       --       $   1,500,000
                                                                                  ------------      ------------
                                                                                  ------------      ------------

Reclassification of construction in progress
  to multifamily apartment complexes                                              $       --       $   6,406,064
                                                                                  ------------      ------------
                                                                                  ------------      ------------







                     The accompanying notes are an integral
                 part of the Consolidated Financial Statements.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                -----------------


1.     ORGANIZATION

       Berkshire Realty Company, Inc. and Subsidiaries (the "Company") was formed on April 26, 1990 as an equity real estate investment trust ("REIT") and commenced operations on June 27, 1991. The Company reorganized as an Umbrella Partnership ("UPREIT") on May 1, 1995 when the Company contributed substantially all of its assets subject to all liabilities to BRI OP Limited Partnership. The Company has an infinite life; however, the Company's Restated Certificate of Incorporation, as amended, requires the Company's Board of Directors (the "Board") to prepare and submit on or before December 31, 1998, a Plan of Liquidation and Dissolution (the "Plan") to the shareholders, together with the Board's recommendation whether to adopt or reject the Plan. As a result, in May, 1998, the Company engaged two investment banking firms, Lazard Freres & Co. LLC and Lehman Brothers Inc., to assist the Company in the exploration and evaluation of strategic alternatives. These alternatives included (but were not limited to) potential sale or merger of the Company or the adoption of the Plan. The Board of Directors recommended that the shareholders not approve the Plan. On July 21, 1999, at a Special Meeting of Stockholders, the shareholders voted to reject the Plan.

       On April 13, 1999, the Company and Berkshire Realty Holdings, L.P., a partnership formed by the Company's Chairman of the Board, Douglas Krupp, and affiliates of Blackstone Real Estate Advisors and Whitehall Street Real Estate Limited Partnership XI (an affiliate of Goldman, Sachs & Co.), entered into a definitive merger agreement ("Merger Agreement"). The Company's Board of Directors has approved the Merger Agreement based on a recommendation from a special committee of the Board comprised of four independent directors. Pursuant to the terms of the agreement, if the merger is consummated, shareholders of Berkshire will receive $12.25 in cash per share of common stock. If the merger is consummated, limited partners in BRI OP Limited Partnership ("Operating Partnership"), Berkshire's operating partnership, will be able to elect to (i) receive $12.25 per Operating Partnership unit ("Unit" or "OP Unit") or (ii) become limited partners of the acquiring partnership. The transaction must be approved by a majority of shareholders. In June, 1999, the Company filed preliminary proxy materials with the Securities and Exchange Commission related to the Merger Agreement. The transaction, if approved, is scheduled to close in the fourth quarter of 1999.

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

       In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.





                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                -----------------


3.     MULTIFAMILY AND RETAIL PROPERTY

       The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

       As of June 30, 1999, the Company had investments in 82 apartment communities in eight states totaling 24,387 units. The Company was also engaged in the development of apartment communities and currently has 655 units under construction.

       The following summarizes the carrying value of the Company's multifamily apartment complexes (in thousands):

                                                        June 30,          December 31,
                                                         1999                 1998
                                                       ----------          ----------

         Land                                          $  153,897          $  151,282
         Buildings and improvements                       789,861             768,270
         Appliances, carpeting and equipment              181,775             169,812
                                                       ----------          ----------

         Total multifamily property                     1,125,533           1,089,364
         Accumulated depreciation                        (201,369)           (169,877)
                                                       ----------          ----------
                                                       $  924,164          $  919,487
                                                       ----------          ----------
                                                       ----------          ----------

       ACQUISITIONS

       On January 7, 1999, the Company acquired Granite Run Apartments, a 264-unit apartment community located in Baltimore, Maryland, for $25.7 million. The Company paid cash to acquire the property. Granite Run was the second of four properties that the Company was contractually obligated to acquire from Questar Builders, Inc., an affiliate of a former officer and current shareholder and OP Unitholder of the Company.

       The Company is obligated, upon satisfaction of certain conditions, to acquire two additional newly-developed properties totaling 405 units for an approximate cost of $58.9 million from Questar Builders, Inc. The properties were in various stages of development as of June 30, 1999. It is expected that the first property will be completed in the third or fourth quarter of 1999 and the remaining property will be completed in 2000.

       DISPOSITIONS

       Subsequent to June 30, 1999, the Company contracted with unaffiliated parties to sell four multifamily assets, British Woods, Highland Ridge, Windover and Essex House, at an aggregate price of approximately $41.7 million which is expected to result in a gain of approximately $16.5 million. The transactions are scheduled to close in the third or fourth quarter of 1999.

       DEVELOPMENT

       In December 1997, the Company purchased a 60-acre parcel of land in Atlanta, Georgia for approximately $5.8 million for the development of Berkshires at Deerfield, a 478 unit apartment community. Construction began in the third quarter of 1998. The total cost of the project to date is approximately $10.9 million.



                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNaudited)
                                -----------------


3.     MULTIFAMILY AND RETAIL PROPERTY - Continued

       On April 29, 1998, the Company acquired 12.6 acres located near Clemson, South Carolina for approximately $571,000. Construction of Berkshire Commons, a 177-unit student housing development, began in the third quarter of 1998 on this site. The total cost of the project to date is approximately $10.3 million.

       The Company also owns two other parcels of land located in Greenville, South Carolina.

       Subsequent to June 30, 1999, the Company contracted with unaffiliated parties to sell the development projects, Berkshires at Deerfield and Berkshire Commons. Additionally, the Company contracted to sell one of the parcels of land. The sales of the development assets and the land parcel are expected to result in a gain of approximately $800,000 and are scheduled to close in the third or fourth quarter of 1999.

4.     DEBT AGREEMENTS

       As of June 30, 1999, the Company had a credit agreement with nine participating commercial banks for a $180 million unsecured revolving line of credit ("Credit Agreement"). The following summarizes the Company's borrowings on the Credit Agreement as of June 30, 1999:

                            Contract       Contract                           Principal
       Borrowings          Start Date      End Date      Interest Rate         Amount
       ----------          ----------      --------      -------------       ------------
       LIBOR contract        06/11/99       08/10/99        6.3313%          $ 53,000,000
       LIBOR contract        07/01/99       08/30/99        6.5500%           127,000,000
                                                                             ------------

                                                                             $180,000,000
                                                                             ------------
                                                                             ------------

       Subsequent to June 30, 1999 the Company repriced the $53,000,000 contract due August 10, 1999 at an interest rate of 6.4875% with a contract end date of September 9, 1999.

       The Company has a construction loan commitment of $13.1 million with two commercial banks to fund the completed development of Berkshires at Crooked Creek ("Construction Loan"). The agreement requires monthly interest payments at a variable rate set at 150 basis points over LIBOR. The outstanding principal balance will be due December 31, 1999. As of June 30, 1999, the Company's borrowings on the Construction Loan totaled $11,440,613 and had an interest rate of 6.5625% with a contract end date of August 17, 1999. Subsequent to June 30, 1999, the Company borrowed an additional $1,100,000 on the Construction Loan at an interest rate of 6.6875% with a contract end date of August 23, 1999.

















                                    Continued

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                -----------------


5.     PRO-FORMA RESULTS (UNAUDITED)

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


                                                For the Six Months Ended
                                                June 30,        June 30,
                                                  1999             1998
                                                --------        ---------
          Revenue                               $101,200        $ 96,832
          Expenses including depreciation       $110,372        $103,338
                                                --------        ---------
          Net loss allocated to
            common shareholders                 $ (9,172)       $ (6,506)
                                                --------        ---------
                                                --------        ---------
          Net loss per weighted
            average common share                  $(.25)          $(.18)
                                                --------        ---------
                                                --------        ---------

6.     SEGMENT REPORTING

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

       The Company operates and develops apartment communities in Florida, Texas and the Mid-Atlantic and Southeast regions of the United States which generate rental income through the leasing of apartment units. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single real estate segment.

       The Company evaluates performance based upon net operating income ("NOI") from the combined properties in the segment. NOI is defined by the Company as rental revenue less property operating expenses, including repairs and maintenance and real estate taxes. Accordingly, NOI excludes non-property revenue and expenses included in the determination of net income. NOI for the combined properties in the segment for the six month periods ended June 30, 1999 and 1998 was as follows:

                                           1999             1998
                                           ----             ----
         Rental Revenue
           Multifamily                  $97,994,395       $81,629,710
           Retail (a)                          --               3,369
                                        ------------      -----------
         Total                           97,994,395        81,633,079

         Operating Expenses
           Multifamily                   38,924,452        31,786,095
           Retail (a)                          --             101,071
                                        ------------      -----------
         Total                           38,924,452        31,887,166
                                        ------------      -----------

         Net Operating Income           $59,069,943       $49,745,913
                                        ------------      -----------
                                        ------------      -----------

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                -----------------


6.     SEGMENT REPORTING - Continued

       The following is a reconciliation of net operating income to loss from operations before joint venture income, gain on sale of assets and minority interest:

                                                             1999                1998
                                                             ----                ----

         Net operating income ...................       $ 59,069,943        $ 49,745,913
         Revenue:
           Management fees and
             reimbursements .....................          1,709,514           1,891,254
           Interest .............................          1,250,735           1,602,576
         Expenses:
           Depreciation and
             Amortization .......................        (35,830,810)        (32,642,866)
           General and
             administrative .....................         (2,880,864)         (3,365,288)
           Property management
             operations .........................         (4,153,315)         (3,923,594)
           Interest .............................        (22,473,503)        (17,167,408)
           Costs associated with
             strategic alternatives .............         (4,572,243)               --
                                                         ------------        ------------

         Loss from operations
           before joint venture
           income, gain on sales
           of assets and
           minority interest ....................       $ (7,880,543)       $ (3,859,413)
                                                         ------------        ------------


         (a) The Company completed the liquidation of the retail portfolio in 1998.

7.     CONTINGENCIES

       On June 18, 1999, a purported class action lawsuit, FIELDS V. BERKSHIRE REALTY COMPANY, INC., ET AL., was initiated by a shareholder against the Company and each of the Directors (including the Chairman of the Board, Douglas Krupp) alleging, among other things, that the defendants breached their fiduciary duties to the shareholders in connection with various actions taken by the defendants with respect to the approval of the proposed merger transaction whereby Berkshire Realty Holdings, L.P. (the "Potential Acquiror"), an entity formed by Mr. Krupp and affiliates of Blackstone Real Estate Advisors and Whitehall Street Real Estate Limited Partnership XI may acquire ownership of the Company ("Merger Transaction"). The complaint further alleges that the price offered by the Potential Acquiror for the shares of the Company's stock was inadequate. The lawsuit was filed in the Chancery Court of the State of Delaware in and for New Castle County. The complaint seeks, among other things, injunctive relief and unspecified money damages. The Company believes that it and the directors have meritorious defenses to the allegations made in the complaint and intends to contest the lawsuit vigorously.

       On July 9, 1999 a purported class action lawsuit, PERTON V. BERKSHIRE REALTY COMPANY, INC., ET AL., was initiated by a shareholder against the Company, each of the Company's Directors (including the Chairman of the Board, Douglas Krupp), Berkshire Realty Holdings, L.P., and BRI Acquisition, LLC, alleging, among other things, that the defendants breached their fiduciary duties to the Company stockholders in connection with various actions taken by them with respect to the Merger Transaction. The lawsuit was filed in the Chancery Court of the State of Delaware in and for New Castle County. The complaint seeks, among other things, injunctive relief and unspecified money damages. The Company believes that it and the individual defendants have meritorious defenses to the allegations made in the complaint and intends to contest the lawsuit vigorously.

       On July 22, 1999, Berkshire Apartments, Inc. ("Apartments"), in its capacity as general partner of BRI OP Limited Partnership (the "Operating Partnership"), and the Company commenced an action seeking declaratory relief in the United States District Court for the District of Massachusetts against Stephen M. Gorn, Morton Gorn, and John B. Colvin in response to claims recently raised by these individuals. Messrs. Gorn, Gorn and Colvin are each shareholders in the Company, OP Unitholders and former employees or consultants to the Company, and have recently claimed that they and their affiliates were fraudulently induced to exchange certain properties for OP Units, that their employment and consulting relationships with the Company were wrongly terminated, and that the Company and Apartments breached their fiduciary duties to these individuals in connection with various actions taken with respect to the Merger Transaction. The Company and Apartments have sought a declaration that these claims are without merit, and, do not support monetary or injunctive relief. In response to this action, on August 3, 1999, Messrs. Gorn, Gorn and Colvin, and their affiliated entity Questar Properties, Inc., commenced their own action against the Company, the Operating Partnership, Mr. Krupp as Chairman of the Board of Directors of the Company, David F. Marshall as President and Chief Executive Officer of the Company, and David J. Olney as Executive Vice President of the Company in the United States District Court for the District of Maryland and moved to dismiss or transfer the Company's suit in favor of the newly-filed Maryland case. The new Maryland suit is factually similar to the Company's action. The new suit does not, however, raise any claim with respect to the Merger Transaction or the employment and consulting agreements, and it does not, at this time, seek injunctive relief relative to the Merger Transaction, although Messrs. Gorn, Gorn and Colvin claim to have reserved their purported rights to assert such claims and seek such relief at a later time. The Company believes that it and the Company's officers and directors have meritorious defenses to the allegations made in the Maryland complaint and intends to contest the lawsuit vigorously.

       Due to the early stage of the above mentioned claims the Company has not recorded any reserves for potential adverse outcomes.

8.     SUBSEQUENT EVENTS

       The Company's Certificate of Incorporation, as amended, has required the Board of Directors to submit a Plan of Liquidation and Dissolution (the "Plan") to the stockholders prior to the end of 1998, together with the Board's recommendation whether to adopt or reject the Plan. The Board of Directors recommended that the shareholders not approve the Plan. On July 21, 1999, at a Special Meeting of Stockholders, the shareholders voted to reject the Plan.

       Subsequent to June 30, 1999, the Company contracted to sell four multifamily assets, both development projects and one parcel of land. The sales, which have an aggregate sales price of approximately $70 million, are expected to result in a gain of approximately $17.3 million.

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

       The Company is a real estate investment trust ("REIT") whose operations consist primarily of the acquisition, renovation, rehabilitation, development and operation of apartment communities located in Florida, Texas, the Mid-Atlantic and Southeast regions of the United States. As of June 30, 1999, the Company owned 82 apartment communities consisting of 24,387 units. The Company has commenced construction on 655 multifamily units and owns two parcels of land for future development. The Company has also contracted to acquire two additional newly-developed properties from an affiliate of Questar Builders, Inc. totaling 405 units. The Company also entered into a Development Acquisition Agreement with Questar Builders, Inc. which grants the Company an exclusive right to acquire all apartment projects developed in the Mid-Atlantic Region by such affiliates which meet the Company's acquisition and development criteria.

       Subsequent to June 30, 1999, the Company contracted to sell four multifamily assets, both development projects and one parcel of land. The sales, which have an aggregate sales price of approximately $70 million, are expected to result in a gain of approximately $17.3 million.

       COMPANY STRATEGY:

       Since the organization of the Company in 1990, the Company's Certificate of Incorporation, as amended, has required the Board of Directors to submit a Plan of Liquidation and Dissolution (the "Plan") to the stockholders prior to the end of 1998, together with the Board's recommendation whether to adopt or reject the Plan. As a result, the Company engaged two investment banking firms to assist in the exploration and evaluation of strategic alternatives. Among others, these alternatives included the potential sale or merger of the Company or the adoption of the Plan of Liquidation and Dissolution. The Board of Directors recommended that the shareholders not approve the Plan. On July 21, 1999, at a Special Meeting of Stockholders, the shareholders voted to reject the Plan.

       On April 13, 1999, the Company and Berkshire Realty Holdings, L.P., a partnership formed by the Company's Chairman of the Board, Douglas Krupp, and affiliates of Blackstone Real Estate Advisors and Whitehall Street Real Estate Limited Partnership XI (an affiliate of Goldman, Sachs & Co.), entered into a definitive merger agreement ("Merger Agreement"). The Company's Board of Directors has approved the Merger Agreement based on a recommendation from a special committee of the Board comprised of four independent directors. Pursuant to the terms of the agreement, if the merger is consummated, shareholders of Berkshire will receive $12.25 in cash per share of common stock. If the merger is consummated, limited partners in Berkshire's operating partnership can elect to (i) receive $12.25 per OP Unit or (ii) become limited partners of the acquiring partnership. The transaction must be approved by a majority of shareholders. In June, 1999, the Company filed preliminary proxy materials with the Securities and Exchange Commission related to the Merger Agreement. The transaction, if approved, is scheduled to close in the fourth quarter of 1999.

B.     RESULTS OF OPERATIONS:

       The results of operations from period to period are impacted by acquisition and disposition activity within the portfolio. Comparisons will be made with respect to the overall portfolio and same-store properties. The Company defines same-store apartment communities as those assets that were owned and operated in each of the two most recent years. The following analysis compares the results of operations for the three and six month periods ended June 30, 1999 and 1998.

       NET LOSS for the three months ended June 30, 1999 increased approximately $.4 million compared to the same period in 1998 as a result of a decrease in gain on sales of assets. Net loss for the six months ended increased $4.0 million as a result of an increase in loss from operations of $4.0 million and a decrease in gain on sales of assets of $1.2 million which was offset by an increase in the loss allocation to minority interest of $1.3 million.

       INCOME AND EXPENSES:

       RENTAL INCOME AND PROPERTY OPERATING EXPENSES, including repairs and maintenance and real estate taxes, increased for the three and six month periods ended June 30, 1999 as a result of the increase in weighted average apartment units and increased revenue and expenses generated by the same-store communities (see additional discussion in Funds from Operations). Rental revenue for the three months ended June 30, 1999 increased to $6.8 million or 16% and property operating expenses increased $2.9 million or 17%, over the prior year period. Rental revenue for the six months ended June 30, 1999 increased $16.4 million or 20% and property operating expenses increased $7.0 million or 22%, over the prior year period. Average apartment units increased 7% and 14% for the three and six month periods ended June 30, 1999 over the prior year periods.

       Detail of the Company's apartment unit growth for the six months ended June 30 is set forth below:

                                                      1999                1998
                                                      ----                ----

         Apartments Units:
            Beginning of period                      24,123               18,773
            Acquired                                    264                3,978
            Sold                                        --                   --
            Completed development units                 --                   112
                                                    --------              ------
            End of period                            24,387               22,863
                                                    --------              ------
                                                    --------              ------

         Weighted average apartment units            24,378               21,314
           for period
         Percent increase over same period              14%                  69%
           of prior year

       MANAGEMENT FEES AND REIMBURSEMENTS remained stable for the three months ended June 30, 1999 compared to the prior year period and decreased $182,000 for the six months ended June 30, 1999 when compared to the same period in 1998 due to a reduction in the number of third party management contracts as a result of sales by third party owners.

       PROPERTY MANAGEMENT OPERATIONS decreased $115,000 for the three months ended June 30, 1999 compared to the prior year period as a result of reduced salaries due to a reduction of administrative personnel in the national operating headquarters. Property management operations increased $230,000 for the six months ended June 30, 1999 compared to the same period in 1998 as a result of increased operating costs in the Mid-Atlantic and Texas regions due to growth in the number of properties in those regions and severance payments incurred in the first quarter as a result of a reduction in administrative personnel located in the national operating headquarters.

       GENERAL AND ADMINISTRATIVE EXPENSES, decreased $295,000 and $484,000 for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998 primarily due to decreased employee salaries, benefits, administrative and office related expenses resulting from reductions in administrative and executive personnel located in the Boston and Baltimore offices.

       INTEREST EXPENSE

       Interest expense has increased for the three and six month periods ended June 30, 1999 compared to the same periods in 1998 primarily from increased average borrowings. The following is an analysis of weighted average debt outstanding and interest rates for the three and six month periods ended June 30 (dollars in thousands).

                                         Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                        -------------------           --------------------
                                        1999           1998           1999            1998
                                        ----           ----           ----            ----

       Weighted Average
            Debt Outstanding
                Fixed Rate             $412,536       $391,239       $413,062        $380,928
                Variable Rate           200,450         78,404        195,416          69,943
                                       --------       --------       --------        --------
                  Total                $612,986       $469,643       $608,478        $450,871
                                       --------       --------       --------        --------
                                       --------       --------       --------        --------

       Weighted Average
             Interest Rates
                Fixed Rate                7.71%          7.66%          7.76%           7.72%
                Variable Rate             6.22%          6.81%          6.25%           6.80%


       Weighted average debt increased approximately $143 million and $158 million for the three and six months ended June 30, 1999 compared to the same periods in 1998 primarily due to increased weighted average borrowings on the credit agreement to fund rehabilitations and renovations on the newly acquired multifamily communities and increased fixed rate debt as a result of mortgage notes assumed in property acquisitions.

       COSTS ASSOCIATED WITH STRATEGIC ALTERNATIVES represent appraisal costs, investment banking fees, legal, accounting and consulting fees related to the Company's preparation of the Plan and evaluation of other strategic alternatives. See Note 1 to the Consolidated Financial Statements for additional information.

       AMORTIZATION OF ACQUIRED WORKFORCE AND INTANGIBLE ASSETS associated with the Advisor Transaction in 1996 and Property Manager Transaction in 1997 decreased $1.7 million for the three month period ended June 30, 1999 and $2.3 million for the six month period ended June 30, 1999 when compared to the same periods in 1998 as the costs related to the Advisor Transaction were fully amortized by February of 1999.

       DEPRECIATION AND AMORTIZATION increased for the three and six month periods ended June 30, 1999 compared to the same periods in 1998 due to an increased property asset base.

       GAIN ON SALES OF ASSETS for the three and six month periods ended June 30, 1999 resulted from the sale of the MBS portfolio in June, 1999. Gain on sales of assets for the three and six month periods ended June 30, 1998 resulted from the sales of three retail assets in the first quarter of 1998 and one parcel of land in the second quarter of 1998.

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

       The following table presents the Company's FFO for the periods ended June 30:

                                              Three Months Ended June 30,         Six Months Ended June 30,
                                              -------------------------------   -----------------------------
                                                  1999             1998             1999            1998
                                              ------------     --------------   ------------    -------------

       Loss from operations before
         joint venture income,
         gain on sales of assets,
         and minority interest                $(2,142,406)     $(2,195,408)     $(7,880,543)     $(3,859,413)
       Joint venture net operating
         income                                      --              6,452             --             82,018
       Amortization of
         intangible assets                      1,509,851        3,258,048        4,185,167        6,516,097
       Costs associated with
         strategic alternatives                 1,523,870             --          4,572,243             --
       Depreciation                            15,690,306       13,555,484       31,494,314       26,005,184
       Income allocated to
         preferred shareholders                (1,539,562)      (1,556,669)      (3,079,125)      (3,096,232)
                                              -----------      -----------      -----------      -------------


       Funds from Operations                  $15,042,059      $13,067,907      $29,292,056      $25,647,654
                                              -----------      -----------      -----------      -------------
                                              -----------      -----------      -----------      -------------

       Cash flows provided by (used for):
         Operating activities                  18,577,033       21,689,751       28,756,224       36,163,275
         Investing activities                  (7,080,369)     (27,101,341)     (37,828,466)     (78,092,857)
         Financing activities                  (7,368,013)       7,993,106       16,791,036       45,948,639

       SAME-STORE MULTIFAMILY COMMUNITIES

       The Net Operating Income ("NOI") of the 65 same-store communities aggregating 18,773 units which are considered same-store is summarized below (dollars in thousands).

                                       Three Months Ended June 30,      Six Months Ended June 30,
                                      ---------------------------    ----------------------------
                                       1999        1998  % Change     1999       1998    % Change
                                      -------   -------  --------    -------    -------   -------
       Revenue                        $38,380   $36,475   5.2%       $76,369    $72,923    4.7%
       Expenses                        15,205    13,886   9.5%        30,239     28,498    6.1%
                                      -------   -------              -------    -------
         Net operating income         $23,175   $22,589   2.6%       $46,130    $44,425    3.8%
                                      -------   -------              -------    -------

       Average monthly rent             $704       $681                 $701       $681
         per unit
       Average physical                95.5%      94.8%                95.4%      94.5%
         occupancy


       NOI for the same-store communities increased 2.6% for the three months ended June 30, 1999 compared to the same period in 1998. Growth in same-store multifamily revenue was 5.2% for the three months ended June 30, 1999 and 4.7% for the six months ended June 30, 1999 compared to the prior year periods. Rent increases accounted for the majority of the increase and the remaining revenue gain was generated from increased occupancy. The increase in expenses was primarily due to a reduction of insurance expense in the second quarter of 1998 which was the result of the Company's improved loss history.

  D.   LIQUIDITY AND CAPITAL RESOURCES:

       The Company's net cash provided by operating activities decreased $7.3 million for the six month period ended June 30, 1999 when compared to the same period in 1998 due to the costs associated with strategic alternatives of $4.6 million and the decrease in accrued expenses and other liabilities of $10.2 million. These decreases in operating cash flow were partially offset by the increased cash flow generated by decreases in operating escrows and other assets of $5.0 million and increased net operating income generated by same-store multifamily communities of $1.7 million.

       Net cash used for investing activities decreased $40.2 million for the six month period ended June 30, 1999 when compared to the same period in 1998. The decrease was due to a decrease in acquisitions of $59.7 million, a decrease in rehabilitation and non-recurring capital expenditures of $8.2 million and increased principal collections on the note receivable of $3.5 million. These were offset by decreased proceeds from sale of properties of $13.1 million and decreased distributions from joint venture assets of $15.7 million.

       Net cash provided by financing activities decreased $29.2 million due to reduced borrowings under the credit agreement and construction loan of $46.5 million. The decrease in cash flows due to reduced borrowings was partially offset by reduced payoffs of mortgage notes payable of $17.4 million.

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

       The Company conservatively manages both interest rate risk and maturity risk. Through the use of a swap, the Company has hedged interest rate risk on $40 million of its outstanding variable rate debt as of June 30, 1999. Additionally, the Company has spread its maturities on long-term debt and has weighted average maturities of approximately 14 years.

       The Company has adequate sources of liquidity to meet its current cash flow requirements, including dividends and debt service. In order to fund ongoing renovation, rehabilitation and development activities, the Company will utilize operating cash flows, and, will generate net proceeds from the sale of certain real estate assets.

  E.   BUSINESS CONDITIONS/RISKS:

       The Company believes that favorable economic conditions exist in substantially all of its real estate markets. For the Company's same-store apartment communities, physical occupancy was 97.4% as of June 30, 1999 which generally represents current market occupancies. In addition, the Company has generated competitive rental rates at its properties. The Company expects to produce consistent performance from its real estate assets; however, no assurances can be made in this regard.

       The Company's real estate investments are subject to some seasonal fluctuations resulting from changes in utility consumption and seasonal maintenance expenditures. Future performance of the Company may be impacted by unpredictable factors which include general and local economic and real estate market conditions, variable interest rates, environmental concerns, energy costs, government regulations and federal and state income tax laws as well as the matters set forth below in Paragraph H under the caption "Risk Factors". The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Company's operations, and no adverse effects are anticipated in the future.

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

       In addition to the legal action and claims in the ordinary course of business the Company is involved in the following litigation:

       On June 18, 1999, a purported class action lawsuit, FIELDS V. BERKSHIRE REALTY COMPANY, INC., ET AL., was initiated by a shareholder against the Company and each of the Directors (including the Chairman of the Board, Douglas Krupp) alleging, among other things, that the defendants breached their fiduciary duties to the shareholders in connection with various actions taken by the defendants with respect to the approval of the proposed merger transaction whereby Berkshire Realty Holdings, L.P. (the "Potential Acquiror"), an entity formed by Mr. Krupp and affiliates of Blackstone Real Estate Advisors and Whitehall Street Real Estate Limited Partnership XI may acquire ownership of the Company ("Merger Transaction"). The complaint further alleges that the price offered by the Potential Acquiror for the shares of the Company's stock was inadequate. The lawsuit was filed in the Chancery Court of the State of Delaware in and for New Castle County. The complaint seeks, among other things, injunctive relief and unspecified money damages. The Company believes that it and the directors have meritorious defenses to the allegations made in the complaint and intends to contest the lawsuit vigorously.

       On July 9, 1999 a purported class action lawsuit, PERTON V. BERKSHIRE REALTY COMPANY, INC., ET AL., was initiated by a shareholder against the Company, each of the Company's Directors (including the Chairman of the Board, Douglas Krupp), Berkshire Realty Holdings, L.P., and BRI Acquisition, LLC, alleging, among other things, that the defendants breached their fiduciary duties to the Company stockholders in connection with various actions taken by them with respect to the Merger Transaction. The lawsuit was filed in the Chancery Court of the State of Delaware in and for New Castle County. The complaint seeks, among other things, injunctive relief and unspecified money damages. The Company believes that it and the individual defendants have meritorious defenses to the allegations made in the complaint and intends to contest the lawsuit vigorously.

       On July 22, 1999, Berkshire Apartments, Inc. ("Apartments"), in its capacity as general partner of BRI OP Limited Partnership (the "Operating Partnership"), and the Company commenced an action seeking declaratory relief in the United States District Court for the District of Massachusetts against Stephen M. Gorn, Morton Gorn, and John B. Colvin in response to claims recently raised by these individuals. Messrs. Gorn, Gorn and Colvin are each shareholders in the Company, OP Unitholders and former employees or consultants to the Company, and have recently claimed that they and their affiliates were fraudulently induced to exchange certain properties for OP Units, that their employment and consulting relationships with the Company were wrongly terminated, and that the Company and Apartments breached their fiduciary duties to these individuals in connection with various actions taken with respect to the Merger Transaction. The Company and Apartments have sought a declaration that these claims are without merit, and, do not support monetary or injunctive relief. In response to this action, on August 3, 1999, Messrs. Gorn, Gorn and Colvin, and their affiliated entity Questar Properties, Inc., commenced their own action against the Company, the Operating Partnership, Mr. Krupp as Chairman of the Board of Directors of the Company, David F. Marshall as

       President and Chief Executive Officer of the Company, and David J. Olney as Executive Vice President of the Company in the United States District Court for the District of Maryland and moved to dismiss or transfer the Company's suit in favor of the newly-filed Maryland case. The new Maryland suit is factually similar to the Company's action. The new suit does not, however, raise any claim with respect to the Merger Transaction or the employment and consulting agreements, and it does not, at this time, seek injunctive relief relative to the Merger Transaction, although Messrs. Gorn, Gorn and Colvin claim to have reserved their purported rights to assert such claims and seek such relief at a later time. The Company believes that it and the Company's officers and directors have meritorious defenses to the allegations made in the Maryland complaint and intends to contest the lawsuit vigorously.

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

       The Company continues to evaluate and, where appropriate, remedy Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers and other miscellaneous systems. The Company does not believe that the future efforts to achieve its Year 2000 compliance in non-financial systems will result in material cost to the Company or significantly interrupt services or operations.

       The Company surveyed material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such providers and vendors are to be Year 2000 ready. However, if any of the third-party service providers or vendors ceases to conduct business due to Year 2000 related problems, the Company expects to be able to contract with alternate providers without experiencing any material adverse effect on the Company's financial condition and results of operations.

       The most reasonably likely worst case scenario that could affect the Company's operating results and financial condition would be a power failure resulting in an interruption in utilities services (i.e. electricity, natural gas, telephone and water) provided by third-party vendors to the Company and its residents, affecting a substantial number of the geographic regions in which the Company's properties are located. Additionally, despite the Company's current efforts to be Year 2000 compliant, elevators, boilers, chillers and other miscellaneous systems may read incorrect dates and operate according to incorrect schedules. Although such scenarios would be disruptive to residents, they are not business critical and would not have a material adverse effect on the Company's operating results or financial condition.

       Accordingly, management does not believe that the Year 2000 problems will have a material adverse effect on the Company's financial condition or results of operations. Such belief is based on our analysis of the risks to the Company related to its potential Year 2000 problems and its assessment of the Year 2000 problems of our third party service providers. In any event, the Company will continue to evaluate the operational problems and costs (including loss of revenues) that would be reasonably likely to result, in a worst case scenario, from the failure by the Company and certain third party service providers to achieve Year 2000 compliance on its non-financial systems on a timely basis. To date, a contingency plan has not been completed for dealing with the most reasonably likely worst case scenario, however, the Company plans to complete such analysis and contingency planning.

G.     RECENTLY ISSUED ACCOUNTING STANDARDS

       Financial Accounting Standards Board Statement No. 133 ("FAS 133") "Accounting for Derivatives" is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes standards related to the accounting and disclosure requirements of derivative financial instruments.

H.     RISK FACTORS

       The Company's business is subject to various risks including the following:

       Development and Acquisition

       We acquire new properties from time to time, and those acquisitions may reduce the value of your investment.

       Berkshire regularly considers acquiring additional apartment communities. Acquisitions involve several risks, including the following:

        - Acquired properties may not perform as well as Berkshire expected before acquiring them.

        - Improvements to the properties may cost more than Berkshire had estimated.

        - The costs of evaluating properties that are not acquired cannot be recovered.

        - Berkshire has acquired properties by issuing units and has had to agree with the sellers not to sell the properties or refinance the debt on them for various periods of time. These restrictions may keep us from taking actions that would otherwise be in the best interests of the shareholders. Berkshire may in the future acquire apartment communities for units and may have to agree to similar restrictions.

       We develop new apartment communities from time to time, and these activities may reduce the value of your investment.

       Berkshire plans to continue developing new apartment communities as opportunities arise in the future. Development and construction activities entail a number of risks, including the following:

        - We may abandon a project after spending time and money determining its feasibility.

        -         Construction costs may exceed the original estimates.

        - The revenue from a new project may not be enough to make it profitable.

        - Berkshire may not be able to obtain financing on favorable terms for development of a property.

        - We may not complete construction and lease up on schedule, resulting in increased costs.

        - Berkshire may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

        - Even successful projects require a substantial portion of management's time and attention.

       The industry we operate in has risks that may cause your investment to decline in value.

       Owning real estate involves a variety of risks, including the risks described below:

       Realizing a profit from owning apartment communities depends on many factors.

       Berkshire invests in apartment communities and therefore is subject to the various risks generally related to owning and developing real property. The value of Berkshire's apartment communities and our ability to distribute cash to shareholders will depend on how well we operate and develop our properties. These are some of the things that may adversely affect our results:

        - Changes in national and local economic conditions, such as oversupply of apartment units or reduction in demand for apartment units in our markets.

        -         The attractiveness of our apartments to tenants.

        - Changes in interest rates and the availability, cost and terms of mortgage financings.

        - The ongoing need for capital improvements in our properties, particularly in older structures.

        -         Changes in real estate tax rates and other operating expenses.

        - Changes in governmental rules and fiscal policies and changes in zoning laws.

        - Civil unrest, acts of God, including natural disasters which may result in uninsured losses, acts of war and other factors beyond our control.

       Our business depends on the performance of four markets.

       We have made almost all of our investments in Florida, Texas and the Mid-Atlantic and Southeastern United States. Therefore, Berkshire's results will depend to a great extent on the economic conditions in these markets as well as the market for apartment communities generally.

       Regulations may cause our costs to increase or limit our ability to increase our revenue.

       Many federal, state and local zoning, subdivision, planning, building, environmental and other land use laws and regulations govern real estate. These laws and regulations may place significant restrictions on our ability to develop or improve our real estate. Even unintentional violations of these laws and regulations by us or by our tenants may force us to take corrective action or pay substantial penalties. In particular, various laws and regulations may restrict the amount and process by which we may raise rents, as well as our right to convert a property to other uses, such as condominiums or cooperatives.

       We may lose some of our property to casualties or takings.

       Conditions existing on real property may result in injury to people. BRI Partnership may incur liability as a result of such injuries. Such liability may be uninsurable in some circumstances or may exceed the limits of insurance maintained at typical amounts for the type and conditions of the property. In addition, our properties may suffer loss in value due to causalities such as fire or hurricanes. These losses may be uninsurable in some circumstances or may exceed the limits of insurance maintained at typical amounts for the type and condition of the property. Should an uninsured loss occur, Berkshire could lose both its investment in and anticipated profits and cash flow from a property. Real estate may also be taken, in whole or in part, by public authorities for public purposes in eminent domain proceedings. Awards resulting from such proceedings may not adequately compensate Berkshire for the value lost.

       We may not be able to sell our assets at the optimal time.

       Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will therefore be limited. If we must sell an investment, we may not be able to sell the investment in the time period we desire or at a price that will recoup or exceed the amount of our cost for the investment.

       Our expenses may increase, resulting in a decrease of the funds available to pay dividends to shareholders.

       BRI Partnership must pay the expenses associated with operating its apartment communities. These expenses include:

        -         cleaning
        -         electricity
        -         heating, ventilation and air conditioning
        -         elevator repair and maintenance
        -         insurance and administrative costs
        - other general costs associated with security, landscaping, repairs and maintenance

       If these expenses increase, the local rental market may limit the extent to which we may increase rents to meet these increased operating expenses without decreasing occupancy rates. If these operating expenses increase faster than rental rates, our results of operations, financial condition and ability to pay distributions to shareholders could be adversely affected.

       We may incur costs if we do not comply with the Fair Housing Amendments Act and Americans with Disabilities Act.

       The Fair Housing Amendments Act imposes requirements related to access by physically handicapped persons on multifamily properties first occupied after March 13, 1991 or for which construction permits were obtained after June 15, 1990. If Berkshire does not comply with this statute, we might have to pay fines to the United States government or damages to private litigants.

       All of our properties must comply with the Americans with Disabilities Act to the extent such properties are "public accommodations" or "commercial facilities," as defined by this statute. The law requires that facilities, including leasing offices, open to the general public be made accessible to people with disabilities. Individual apartment units are not considered public accommodations for these purposes. Compliance with this law's requirements could require removal of access barriers and other capital improvements to the public areas of Berkshire's properties. Noncompliance could result in imposition of fines by the United States government or an award of damages to private litigants. If any changes to our properties subsequently are required that involve material expenditures, our results of operation, financial condition and ability to make expected distributions to shareholders could be adversely affected.

       Our joint venture partners may have different interests than we do, resulting in a loss of value of some of our properties or an inability to take advantage of favorable opportunities.

       Any of our investments in a joint venture partnership which owns property may involve risks which would not be present in a direct investment in real estate. For example, our joint venture partner may experience financial difficulties and may at any time have economic or business interests or goals which are inconsistent with our business interests and goals or contrary to our policies or objectives. Our partner might take actions that would subject the property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement. In addition, we might reach an impasse with our partner since either party may disagree with a proposed transaction involving the property owned by the joint venture and impede any proposed action.

       Financings

       We may not be able to make the required payments on our debt.

       As of June 30, 1999, we had approximately $615,433,000 of total debt. Payments of principal and interest on mortgage borrowings may leave us with insufficient cash resources to operate our apartment communities or pay distributions required to be paid in order for us to maintain our qualification as a REIT.

       If we cannot make payments on a loan secured by a mortgage, the lender could foreclose on the property securing the loan. If this happens, Berkshire will lose the income from the property and any value the property had. Even if a loan is nonrecourse, the lender might have the right to recover deficiencies arising from fraud, environmental liabilities or other circumstances. Foreclosure could also create taxable income without producing any cash, thereby reducing our cash available for distribution and hindering our ability to meet the tax requirements for a REIT.

       In connection with acquiring 39 properties in exchange for units, we agreed to maintain prescribed levels of nonrecourse debt on these properties. The purpose of these agreements was to minimize the tax consequences of the acquisitions to the unit recipients. If we do not maintain the required level of debt, we would be in default under these agreements and could be liable to the holders of the units.

       We may not be able to refinance our debt when it comes due.

       When any of our debt secured by real property comes due, we will have to refinance the debt or sell the property that secures the debt. If the interest rate on the new debt is higher than the rate on the old debt, our costs will increase. Our ability to refinance any of this debt and the terms on which we might refinance will depend upon economic conditions in general and specifically on conditions in the capital markets. We cannot guarantee that we could refinance or repay any of these mortgage loans at maturity.

       We do not have a limit on how much debt we can incur.

       We currently have a policy of incurring debt only if upon such incurrence the ratio of Berkshire's debt to the value of its assets would be 50% or less. Although we have adopted this policy, Berkshire's governing documents contain no limitation on the amount of indebtedness Berkshire may incur. Accordingly, the Board of Directors could alter or eliminate this policy and would do so, for example, if it were necessary for Berkshire to continue to qualify as a REIT.

       The interest rates of our credit facility may increase, which would result in a reduction of funds available to pay dividends to shareholders.

       Outstanding advances under our credit facility bears interest at a variable rate. As of June 30, 1999, this credit facility had an outstanding balance of $180,000,000. We may incur additional variable rate indebtedness in the future. Accordingly, increases in interest rates could increase Berkshire's interest expense, which could adversely affect Berkshire's results of operations, financial condition and ability to pay expected distributions to shareholders. An increase in interest expense could also cause us to be in default under our credit facilities.

       Potential Environmental Liability - Our properties may have environmental contamination, which could reduce the value of your investment.

       Various federal, state and local environmental laws, ordinances and regulations subject property owners or operators to liability for the costs of removal or remediation of hazardous or toxic substances on the property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect our ability to sell or rent the property or to borrow using the property as collateral.

       Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Third parties may seek recovery from owners or operators of such properties or persons who arranged for the disposal or treatment of hazardous or toxic substances. Therefore, owners and operators are potentially liable for removal or remediation costs, as well as other related costs, including governmental fines and injuries to persons and property, related to such facilities.

       Anti-Takeover Provisions - Because our governing documents contain provisions that may inhibit a takeover of Berkshire, you may not have the opportunity to realize a premium on your investment.

       Our charter places restrictions on the accumulation of shares in excess of 9.8% of the number of outstanding shares of common stock, subject to exceptions permitted with the approval of the Board of Directors to allow
       (1) underwritten offerings, or (2) the sale of equity securities in circumstances where the Board of Directors determines Berkshire's REIT federal tax status will not be jeopardized. This ownership limitation may:

        -         discourage a change in control of Berkshire.

        - deter tender offers for the common stock, which offers may be advantageous to shareholders.

        - limit the opportunity for shareholders to receive a premium for their shares of common stock that might otherwise exist.

       Under Berkshire's charter, the election of directors is staggered such that approximately one-third of the directors are elected to three-year terms each year. This provision may discourage a change in control of Berkshire. In addition, the governing documents require a supermajority vote to amend those portions of the governing documents which concern:

        -         the definition of "supermajority".

        -         the requirements for amending the governing documents.

        -         the requirements regarding excess share ownership.

        -         the actions which require a supermajority vote.

        -         the requirements regarding business combinations.

       Additional provisions of the governing documents restrict the shareholders' ability to nominate candidates for election as directors. In addition, Berkshire is subject to Section 203 of the Delaware General Corporation Law, which restricts business combinations between Berkshire and its shareholders.

       Any of the provisions discussed above may have the effect of delaying, deferring or preventing a transaction or change in control of Berkshire that might involve a premium price for the shares of common stock or that otherwise might be in the best interest of our shareholders.

       Berkshire has an authorized class of 60,000,000 shares of preferred stock. Currently Berkshire has approximately 2.7 million shares of its 1997 Series-A Preferred Stock outstanding. The Board of Directors may issue the remaining 57.3 million shares on such terms and with such rights, preferences and designations as the Board may determine. Issuance of such preferred stock, depending on its rights, preferences, and designations, may have the effect of delaying, deterring, or preventing a change in control of Berkshire.

       Our governing documents contain no restrictions on the types of investments we may make, which may result in a portfolio significantly different from the one in existence at the time you elect to convert your units.

       Berkshire's Board of Directors may change its investment policies without a vote of the shareholders. Consequently, shareholders will have no direct control over the kinds of investments Berkshire makes.

       Tax

       We may fail to qualify as a REIT, which would result in a reduction of funds available to distribute to shareholders.

       To maintain our status as a REIT, we must continually meet specified criteria concerning, among other things, our common stock ownership, the nature of our assets, the sources of our income and the amount of distributions we make to shareholders.

       If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and would be taxed on our income at regular corporate tax rates. If our status as a REIT were terminated, we might not be able to elect to be treated as a REIT for the following five-year period. Therefore, if we lose our REIT status, the funds available for distribution to you would be reduced substantially for each of the years involved.

       Because the tax laws require us to distribute most of our taxable income, we may have to borrow additional funds or forgo other uses of our capital.

       To qualify as a REIT, we generally are required each year to distribute to our shareholders at least 95% of our taxable income, excluding any net capital gain. In addition, Berkshire is subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by it with respect to any calendar year are less than the sum of:

        -         85% of its ordinary income for that year,

        -         95% of its capital gain net income for that year, and

        -         100% of its undistributed taxable income from prior years.

       We may have to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax. The requirement to distribute a substantial portion of our net taxable income could cause us to distribute amounts that otherwise would be spent on future acquisitions, capital expenditures or repayment of debt. In that event, we might have to borrow funds or sell assets to fund the costs of such items.

       If BRI Partnership fails to qualify as a partnership, we will have less cash available for distribution to stockholders.

       We have not requested, and do not expect to request, a ruling from the Internal Revenue Service that BRI Partnership and each of its noncorporate operating subsidiaries will be classified as partnerships for federal income tax purposes. If the agency were to successfully challenge the tax status of BRI Partnership or any noncorporate operating subsidiary as a partnership for federal income tax purposes, BRI Partnership or the noncorporate subsidiary would be taxed as a corporation. If that happened, Berkshire would likely cease to qualify as a REIT for a variety of reasons. Furthermore, the imposition of a corporate income tax on BRI Partnership would reduce substantially the amount of cash available for distribution from BRI Partnership to Berkshire and its shareholders.

       Changes in tax law may affect the value of our assets and your investment.

       The current federal income tax treatment of an investment in Berkshire may be modified, prospectively or retroactively, by legislative, judicial or administrative action at any time. In addition to any direct effects which such changes might have, such changes might also indirectly affect the market value of all real estate investments and, consequently, our ability to realize our business objectives.

I.     FORWARD-LOOKING STATEMENTS

       This report on Form 10-Q contains forward-looking statements, estimates or plans. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include the matters set forth above in Paragraph E under the caption "Business Conditions/Risks" and Paragraph H under the caption "Risk Factors." In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                 BERKSHIRE REALTY COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                                ----------------


  Item 1.      Legal proceedings
               Response: See discussion in Part I, Item 2 Section E. Business Conditions/Risks

  Item 2.      Change in securities
               Response:  None

  Item 3.      Defaults upon senior securities
               Response:  None

  Item 4.      Submission of matters to a vote of security holders
               Response:

               On July 21, 1999, a Special Meeting of the Company's Stockholders was held to vote upon the approval of the Plan of Liquidation and Dissolution pursuant to which the Company's assets would be liquidated, known liabilities satisfied, reserves established and remaining proceeds distributed to the shareholders. A quorum was present at the Special Meeting, as the holders of a majority of the aggregate of the shares of Common Stock and Preferred Stock (voting on a converted basis) issued, outstanding and entitled to vote at the Special Meeting (collectively, the "Voting Securities") were present in person or represented by proxy.

               The Plan of Liquidation and Dissolution (the "Plan") was rejected by the shareholders as the vote for approval did NOT receive the required affirmative vote of the holders of a majority of the Voting Securities issued and outstanding as of the record date, May 25, 1999. Of 42,433,757 shares entitled to vote at the Special Meeting: (i) 2,135,778 votes were cast for approval of the Plan, (ii) 23,700,944 votes were cast against approval of the Plan and (iii) 1,091,344 shares abstained from voting on approval of the Plan.

  Item 5.      Other information
               Response:  None

  Item 6.      Exhibits and reports on Form 8-K:
               EXHIBITS:

               27.1 Financial Data Schedule - June 30, 1999 +

               REPORTS ON FORM 8-K

               On July 21, 1999, the Company filed a Current Report on Form 8-K announcing that its stockholders rejected the Plan of Liquidation and Dissolution presented to them at the Company's Special Meeting of Stockholders held on July 21, 1999.


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





      DATE:  August 16, 1999